Form 10-Q
period 1998-10-03
STEEL HEDDLE MFG CO
filed 1998-12-07
CIK 896421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____ to ______.

                        Commission File Number 333-61043

                              STEEL HEDDLE MFG. CO.
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                                  57-0543389
---------------------------------------------               ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                           Identification Number)

1801 Rutherford Road, Greenville, South Carolina                      29607
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                  Registrant's telephone number (864) 244-4110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
Requirements for the past 90 days.      Yes         No    X
                                             ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100 shares of the Company's Common Stock, par value $0.10 per share, were outstanding as of November 15, 1998.

STEEL HEDDLE MFG. CO.


INDEX
------------------------------------------------------------------------------------------------------

                                                                                                  PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets:
                 October 3, 1998 (Unaudited) and January 3, 1998                                   4-5

             Condensed Consolidated Statements of Operations and Comprehensive
                 Income (Loss):

                 Fourteen Weeks ("Three Months") Ended October 3, 1998 (Successor)
                 and Fourteen Weeks ("Three Months") Ended October 4, 1997
                 (Predecessor) (Unaudited)                                                           6

                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and the Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor)
                 (Unaudited)                                                                         7

             Condensed Consolidated Statements of Cash Flows:
                 Nineteen Weeks Ended October 3, 1998 (Successor), Twenty Weeks
                 Ended May 25, 1998 (Predecessor) (collectively, "Nine Months") and
                 Forty Weeks ("Nine Months") Ended October 4, 1997 (Predecessor) (Unaudited)       8-9

             Notes to Unaudited Condensed Consolidated Financial Statements                      10-20

Item 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           21-27

PART II.     OTHER INFORMATION                                                                      28

ITEM I.  FINANCIAL STATEMENTS

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                 SUCCESSOR                                PREDECESSOR
                                                                  COMPANY                                   COMPANY
ASSETS                                                         OCTOBER 3, 1998                          JANUARY 3, 1998
                                                                 (UNAUDITED)                                  (1)
CURRENT ASSETS:
  Cash and cash equivalents                                      $   1,657                                $     379
  Accounts receivable                                                8,972                                    9,290
  Income taxes receivable                                              556                                        -
  Inventories                                                       17,690                                   14,030
  Prepaid expenses                                                      72                                       99
                                                                 ---------                                ---------

                Total current assets                                28,947                                   23,798
                                                                 ---------                                ---------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                              42,031                                   52,561
  Less accumulated depreciation                                     (2,730)                                 (35,876)
                                                                 ---------                                ---------

                                                                    39,301                                   16,685
                                                                 ---------                                ---------

OTHER ASSETS AND DEFERRED CHARGES:
  Prepaid pension cost                                               2,390                                      546
  Goodwill, net                                                    106,172                                   22,537
  Identifiable intangible assets, net                               12,459                                        -
  Sundry                                                             3,776                                      774
                                                                 ---------                                ---------

                                                                   124,797                                   23,857
                                                                 ---------                                ---------

TOTAL ASSETS                                                     $ 193,045                                $  64,340
                                                                 =========                                =========

(1)  Derived from January 3, 1998 audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   SUCCESSOR                   PREDECESSOR
LIABILITIES AND SHAREHOLDERS' EQUITY                                                COMPANY                      COMPANY
  (DEFICIT)                                                                     OCTOBER 3, 1998              JANUARY 3, 1998
                                                                                  (UNAUDITED)                      (1)
CURRENT LIABILITIES:
  Accounts payable                                                                 $  1,513                      $  2,166
  Accrued and sundry liabilities                                                      9,066                         5,313
  Deferred income taxes                                                               1,122                           670
  Income taxes payable                                                                    -                           302
  Current portion of long-term debt                                                   1,000                         6,500
                                                                                   --------                      --------

                Total current liabilities                                            12,701                        14,951

LONG-TERM DEBT, LESS CURRENT PORTION                                                129,000                        46,300

RETIREMENT BENEFITS PAYABLE                                                           4,433                         5,126

DEFERRED INCOME TAXES                                                                16,890                         1,120

PARENT COMPANY CLASS A - $.01 par value per share -
  authorized 2,000,000 shares, issued and outstanding
  91,080 shares at January 3, 1998                                                        -                         1,366

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock - $.10 par value per share - authorized
      100 shares, issued and outstanding 100 shares at
      October 3, 1998; and common stock - $1 par value per
      share - authorized 1,500,000 shares, issued and
      outstanding 10 shares at January 3, 1998                                            -                             -
  Additional paid-in capital                                                         37,943                        13,689
  Notes receivable - shareholders                                                      (350)                            -
  Carryover basis of managements' interest                                           (4,494)                            -
  Accumulated other comprehensive income                                                (48)                          (48)
  (Deficit)                                                                          (3,030)                      (18,164)
                                                                                   --------                      --------

                                                                                     30,021                        (4,523)
                                                                                   --------                      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                                                        $193,045                      $ 64,340
                                                                                   ========                      ========

(1)  Derived from January 3, 1998 audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                                                               THREE MONTHS ENDED
                                                                              ----------------------------------------------
                                                                               OCTOBER 3, 1998                OCTOBER 4, 1997
                                                                                  SUCCESSOR                     PREDECESSOR
                                                                                   COMPANY                        COMPANY
                                                                                  (14 WEEKS)                     (14 WEEKS)
NET SALES                                                                          $16,584                         $19,349

COST OF GOODS SOLD                                                                  13,010                          12,085
                                                                                   -------                         -------
GROSS PROFIT                                                                         3,574                           7,264

SELLING, GENERAL AND ADMINISTRATIVE COSTS                                            1,979                           2,115

MANAGEMENT FEES                                                                        224                              69

AMORTIZATION OF GOODWILL                                                               671                             182
                                                                                   -------                         -------

OPERATING INCOME                                                                       700                           4,898

OTHER INCOME (EXPENSE):
  Interest income                                                                       31                              36
  Interest expense, including amortization of deferred financing
      costs                                                                         (3,708)                         (1,368)
  Other financing expense                                                                -                             (37)
                                                                                   -------                         -------

                Income (loss) before income taxes                                   (2,977)                          3,529

INCOME TAX (BENEFIT) EXPENSE                                                          (771)                          1,234
                                                                                   -------                         -------

NET INCOME (LOSS)                                                                   (2,206)                          2,295

OTHER COMPREHENSIVE INCOME - NET OF TAX:
  Foreign currency translation adjustment                                                -                               3

COMPREHENSIVE INCOME (LOSS)                                                        $(2,206)                        $ 2,298
                                                                                   =======                         =======

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED
                                                           -----------------------------------------------------------------
                                                                  OCTOBER 3, 1998                      OCTOBER 4, 1997
                                                           ------------------------------         --------------------------
                                                             SUCCESSOR       PREDECESSOR                  PREDECESSOR
                                                              COMPANY          COMPANY                      COMPANY
                                                            (19 WEEKS)        (20 WEEKS)                   (40 WEEKS)
NET SALES                                                    $23,745            $29,631                      $55,100

COST OF GOODS SOLD                                            17,983             18,628                       35,254
                                                             -------            -------                      -------

GROSS PROFIT                                                   5,762             11,003                       19,846

SELLING, GENERAL AND ADMINISTRATIVE
  COSTS                                                        2,824              3,824                        6,327

MANAGEMENT FEES                                                  298                132                          406

AMORTIZATION OF GOODWILL                                         892                289                          546
                                                             -------            -------                      -------

OPERATING INCOME                                               1,748              6,758                       12,567

OTHER INCOME (EXPENSE):
  Interest income                                                 51                 29                          103
  Interest expense, including amortization of
      deferred financing costs                                (5,978)            (1,528)                      (4,103)
  Other financing expense                                          -                (50)                        (212)
                                                             -------            -------                      -------

                Income (loss) before income taxes and
                  extraordinary item                          (4,179)             5,209                        8,355

INCOME TAX (BENEFIT) EXPENSE                                  (1,149)             1,868                        2,922
                                                             -------            -------                      -------

INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEM                                                        (3,030)             3,341                        5,433

EXTRAORDINARY (LOSS) ON THE EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $1,688                                           -                  -                       (2,753)
                                                             -------            -------                      -------

NET INCOME (LOSS)                                             (3,030)             3,341                        2,680

OTHER COMPREHENSIVE INCOME (LOSS) -
  NET OF TAX:
  Foreign currency translation adjustment                        (16)                16                           (4)
                                                             -------            -------                      -------

COMPREHENSIVE INCOME (LOSS)                                  $(3,046)           $ 3,357                      $ 2,676
                                                             =======            =======                      =======

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS ENDED
                                                              --------------------------------------------------------
                                                                    OCTOBER 3, 1998                 OCTOBER 4, 1997
                                                              ---------------------------         --------------------
                                                               SUCCESSOR      PREDECESSOR              PREDECESSOR
                                                                COMPANY         COMPANY                  COMPANY
                                                              (19 WEEKS)      (20 WEEKS)               (40 WEEKS)
 OPERATING ACTIVITIES:
     Net income (loss)                                        $ (3,030)        $ 3,341                  $ 2,680
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Depreciation                                               2,730           1,517                    2,631
      Amortization                                               2,328             346                      907
      Benefit for deferred income taxes                           (729)            (83)                       -
      Accrued retirement benefit costs                            (127)            176                       (4)
      Extraordinary item                                             -               -                    4,441
      Changes in operating assets and liabilities:
         Accounts receivable                                     1,683          (1,977)                  (2,700)
         Inventories                                             1,129            (888)                    (340)
         Prepaid expenses                                           31              (5)                     (56)
         Income taxes receivable                                  (556)              -                        -
         Accounts payable                                         (856)            203                     (499)
         Accrued and sundry liabilities                          1,131          (2,127)                  (1,958)
         Income taxes payable                                     (111)          1,707                     (523)
                                                              --------         -------                  -------

                 Net cash provided by operating activities       3,623           2,210                    4,579
                                                              --------         -------                  -------

 INVESTING ACTIVITIES:
  Acquisition of SH Holdings Corp.:
      Current assets                                           (31,128)              -                        -
      Property, plant and equipment, net                       (41,272)              -                        -
      Other assets                                              (2,487)              -                        -
      Intangible assets                                       (124,357)              -                        -
      Current and noncurrent liabilities                        16,905               -                        -
      Deferred income taxes                                     16,891               -                        -
      Long-term debt                                            52,492               -                        -
                                                              --------         -------                  -------
  Net cash used to acquire SH Holdings Corp.                  (112,956)              -                        -
  Purchase of property, plant and equipment                       (702)           (968)                  (1,499)
  Proceeds on disposals of property, plant and
      equipment                                                      -             238                        -
                                                              --------         -------                  -------

                 Net cash used in operating activities        (113,658)           (730)                  (1,499)
                                                              --------         -------                  -------

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS ENDED
                                                              --------------------------------------------------------
                                                                    OCTOBER 3, 1998                 OCTOBER 4, 1997
                                                              ---------------------------         --------------------
                                                               SUCCESSOR      PREDECESSOR              PREDECESSOR
                                                                COMPANY         COMPANY                  COMPANY
                                                              (19 WEEKS)      (20 WEEKS)               (40 WEEKS)
 FINANCING ACTIVITIES:
     Proceeds from debt                                       $133,600          $ 1,317                 $ 62,500
     Proceeds from sale of stock                                     -                -                        -
     Payments of debt, including penalty                       (52,492)          (1,625)                 (61,190)
     Revolver borrowings (repayments), net                      (3,600)               -                     (375)
     Capital contribution                                       37,561                -                        -
     Dividends paid                                                  -                -                   (7,929)
     Financing costs incurred                                   (4,928)               -                     (886)
                                                              --------          -------                 --------

                 Net cash provided by (used in) operating
                    activities                                 110,141             (308)                  (7,880)
                                                              --------          -------                 --------

 INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                   106            1,172                   (4,800)

 CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                         1,551              379                    4,645
                                                              --------          -------                 --------

 CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                            $  1,657          $ 1,551                 $   (155)
                                                              ========          =======                 ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                               $    833          $ 1,893                 $  5,135
  Income taxes paid                                           $    245          $   270                 $  1,602

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     DESCRIPTION OF BUSINESS - Steel Heddle Mfg. Co. ("Steel Heddle" or the "Company") manufactures products and loom accessories used by textile mills. It also processes and sells metal products from its wire rolling facilities to industrial users. The Company sells to foreign and domestic companies.

     THE ACQUISITION OF STEEL HEDDLE - On May 26, 1998, Steel Heddle Group, Inc. ("SH Group") consummated the acquisition (the "Acquisition"), of SH Holdings Corp. ("Old Holdings"). SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effectuate the acquisition of all of the outstanding common stock of Old Holdings. The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover of the ownership interests of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million of 13 3/4% Senior Subordinated Discount Debentures, issuance of $100 million of 10 5/8% Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of approximately $33.6 million under a new bank credit facility (the "Credit Facility") of Steel Heddle. The acquisition was accounted for using the purchase method of accounting.

     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Old Holdings based on their estimated respective fair values at the date of acquisition. The preliminary fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Management believes that adjustments, if any, resulting from the finalization of the fair values will not have a significant effect on the allocation of the purchase price or the determination of goodwill. Based on such preliminary allocation, the purchase price exceeded the fair value of the net assets acquired by approximately $107.0 million. In addition, certain options to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the acquisition were converted into options to acquire 17,707 shares of the common stock of SH Group at an exercise price of $15 per share. On a fully-diluted basis, these options represent approximately 5% of the ownership interest in SH Group immediately following the acquisition. The historical predecessor basis of such options has been considered in the allocation of the purchase cost and in the initial basis of equity. Since the assets and liabilities of Old Holdings have been adjusted to their fair values as of the date of acquisition, the financial information for periods prior to May 26, 1998 ("Predecessor Company") are not comparable with financial information for periods subsequent to that date ("Successor Company").

     The following unaudited pro forma financial information shows the results of operations as though the acquisition occurred as of December 29, 1996. These results include the straight-line amortization of the excess of purchase price over the net assets acquired over a 40-year period, the straight-line amortization of certain identifiable intangible assets over a 12 1/2 year period, an increase in management fees paid to a related party due to a new contract with the new ownership group, an increase in interest expense as a result of the debt issued and financing costs incurred to finance the Acquisition, and a reduction in income tax expense as a result of the reductions in income resulting from the above described increased expenses.

                                                                      PRO FORMA
                                                                  NINE MONTHS ENDED
                                                       ---------------------------------------
                                                       OCTOBER 3, 1998         OCTOBER 4, 1997
                                                                   (IN THOUSANDS)
      Revenue                                           $   53,376              $   55,100
      Income from continuing operations                      5,634                   6,228
      Net loss                                              (4,725)                 (4,076)

     The pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition taken place on December 29, 1996 or (ii) future results of operations.

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Predecessor Company's consolidated financial statements for the year ended January 3, 1998. In addition, certain other significant accounting policies arising from the May 26, 1998 acquisition include the following:

          Goodwill - Goodwill associated with the May 26, 1998 acquisition is approximately $107.0 million and is being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $0.9 million as of October 3, 1998.

          Identifiable Intangible Assets - Identifiable intangible assets acquired in the May 26, 1998 acquisition, consisting principally of engineering drawings, were approximately $12.8 million and are being amortized on a straight-line basis over 12.5 years. Accumulated amortization was approximately $0.3 million as of October 3, 1998.

          Deferred Financing Costs - Deferred financing costs associated with the acquisition financing were approximately $3.9 million and are being amortized using the interest method over the life of the related debt. Accumulated amortization was approximately $0.1 million as of October 3, 1998 and the net deferred financing costs are classified as sundry other assets and deferred charges in the accompanying condensed consolidated balance sheet.

     In the opinion of the management of the Company, these unaudited condensed consolidated financial statements contain all of the adjustments consisting of a normal recurring nature, necessary for fair presentation. Operating results for the nine months ended October 3, 1998 (19 weeks of Successor Company and 20 weeks of Predecessor Company) are not necessarily indicative of the results that may be expected for fiscal 1998. Certain amounts previously presented in the Predecessor Company consolidated financial statements for prior periods have been reclassified to conform to current classification. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     ADOPTION OF NEW ACCOUNTING STANDARD - At January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this statement did not have a significant effect on the Company's consolidated financial position, results of operations or cash flows for the nine months ended October 3, 1998.

2.   EXTRAORDINARY ITEM

     On February 21, 1997, the Company entered into a credit arrangement with a bank group consisting of a Term Loan Facility of $52.5 million and a $15 million Revolving Line of Credit. The Company utilized proceeds of the Term Loan and Revolving Credit Facility to repay its senior notes in the principal amount of $24.9 million plus a penalty of $2.5 million and to repay its subordinated notes in the principal amount of $25.1 million plus a penalty of $3.2 million. The total penalty net of other losses and gains on the refinancing is reported as an extraordinary item, net of taxes of approximately $1.7 million. Included in the net extraordinary loss is a reversal of accrued interest of approximately $1.4 million. This reversal resulted from the difference between the stated rate of interest and the effective rate of interest.

3.   BALANCE SHEET COMPONENTS

     Certain balance sheet components are as follows (in thousands):

                                                                 SUCCESSOR                   PREDECESSOR
                                                                  COMPANY                      COMPANY
                                                              OCTOBER 3, 1998              JANUARY 3, 1998
                                                                (UNAUDITED)
      Inventories:
        Raw materials and component parts                          $    6,040                 $     6,312
        Work in process and finished goods                             11,650                       7,718
                                                                   ----------                 -----------

                                                                   $   17,690                 $    14,030
                                                                   ==========                 ===========

     If all inventories had been priced by FIFO or average cost method, they would have been higher than the amounts reported by approximately $627 at January 3, 1998; amounts are comparable at October 3, 1998.

                                                                 SUCCESSOR                   PREDECESSOR
                                                                  COMPANY                      COMPANY
                                                              OCTOBER 3, 1998              JANUARY 3, 1998
                                                                (UNAUDITED)
      Property, plant and equipment:
        Land                                                     $     672                   $     855
        Buildings and improvements                                  13,251                      10,692
        Machinery and equipment                                     22,550                      32,362
        Furniture and fixtures                                       4,534                       7,640
        Automotive equipment                                           534                         827
        Construction in progress                                       490                         185
                                                                 ---------                   ---------
                                                                    42,031                      52,561
      Less:  accumulated amortization                               (2,730)                    (35,876)
                                                                 ---------                   ---------

      Property, plant and equipment                              $  39,301                   $  16,685
                                                                 =========                   =========

     Commitments to complete construction in progress total approximately $193 at October 3, 1998.

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 SUCCESSOR                 PREDECESSOR
                                                                  COMPANY                    COMPANY
                                                              OCTOBER 3, 1998            JANUARY 3, 1998
                                                                (UNAUDITED)
                                                                            (IN THOUSANDS)
      Senior Notes, due in 28 quarterly installments,
        ranging from $1,600 to $2,400, commencing
        March 1997                                                                           $ 46,000
      Revolving line of credit                                                                  6,800
      10 5/8% senior subordinated notes ("Notes")               $ 100,000                           -
      Bank Credit Facility ("Credit Facility") -
        term loan                                                  30,000                           -
                                                                ---------                    --------
                                                                  130,000                      52,800
      Less current portion                                         (1,000)                     (6,500)
                                                                ---------                    --------

                                                                $ 129,000                    $ 46,300
                                                                =========                    ========

     The Senior Notes and the Revolving Line of Credit were repaid in connection with the new financing associated with the May 26, 1998 acquisition.

     The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears commencing on December 1, 1998.

     The Credit Facility consists of a $30 million term loan and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus one percent or Eurodollar rates (as defined) plus 2.25 percent, at the Company's option. At October 3, 1998, the interest rate on the Credit Facility borrowings was 7.94% and approximately $19.3 million was available for borrowing under the revolving loan. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

     The Credit Facility and the Notes contain various financial and non-financial covenants; including minimum levels of EBITDA, minimum interest coverage ratio, and maximum capital expenditures and total leverage ratio. The Company was in compliance with its various financial and non-financial covenants at October 3, 1998.

     See Note 8.

5.   MANAGEMENT SERVICES AGREEMENT

     On May 26, 1998, the Company and SH Group entered into a management services agreement with AIP. Under the terms of the agreement, AIP will provide general management, financial and other corporate advisory services to the Company for $895,000 annually, payable in equal semi-annual installments on May 30 and November 29. The agreement expires on the earlier of May 26, 2008 or such other date as AIP and the Company mutually agree.

6.   STOCK OPTION PLAN

     On May 26, 1998, SH Group adopted the Steel Heddle Group, Inc.
     Management Stock Option Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the Plan, options to purchase 13,172 shares of the SH Group's common stock at an exercise price of $100 per share were granted to certain members of management in conjunction with the acquisition. All options vest on May 26, 2005, but may vest earlier if certain specified annual EBITDA (as defined) targets are achieved from 1998 through 2001. In addition, the Plan provides that options to purchase up to 5,645 shares of the SH Group's common stock at an exercise price of $100 per share may be granted to certain members of management on a discretionary basis. At October 3, 1998, no such discretionary options were granted.

7.   COMMITMENTS AND CONTINGENCIES

     LITIGATION - Although the Company may be subject to litigation from time to time in the ordinary course of business, it is not a party to any pending or threatened legal proceedings that management believes will have a material impact on its financial position or results of operations.

     ENVIRONMENTAL - The Company is subject to various federal, state and local government laws and regulations concerning, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes.

     The Company believes that it is in substantial compliance with all existing environmental laws and regulations to which it is subject. In addition, the Company is subject to liability under environmental laws relating to the past release or disposal of hazardous materials. The Company has included in accrued and sundry liabilities an accrual for hazardous waste site maintenance for the estimated total cost over an initial period of 30 years to close out and monitor its inactive hazardous waste site. Payment is secured by a standby letter of credit of approximately $671. To date, and in management's belief for the foreseeable future, additional liability under and compliance with, existing environmental laws has not had and will not have a material adverse effect on the Company's financial position or results of operations.

     COMMITMENT (RELATED PARTY) - Also in connection with the financing of the May 25, 1998 acquisition, SH Group sold $29.25 million of 13 3/4 Senior Discounted Debentures ("Debentures"). The Debentures are a legal obligation of SH Group, however, SH Group is dependent on dividends from Steel Heddle to meet the debt service requirements of the Debentures. The Debentures (original proceeds of $15.016 million and accreted value of $15.205 million at June 27, 1998) will mature on June 1, 2009. The Debentures are accreting to a principal amount of $29.25 million on June 1, 2003. Cash interest on the Debentures will be payable semi-annually in arrears commencing on December 4, 2003. Cash flow requirements of Steel Heddle to service SH Group's Debentures commence on December 4, 2003 and total approximately $2.011 million in 2003, $4.022 million in 2004 to 2008, and $31.261 million
     ($2.011 million representing interest and $29.25 million representing principal) in 2009. Payment of such dividends by Steel Heddle to SH Group are permitted under the terms of the Credit Facility and Notes.

8.   SUBSEQUENT EVENT

     INVESTMENT IN MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V., an entity organized under the laws of the Kingdom of Belgium. Millentex, N.V. was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and will be accounted for using the purchase method of accounting. An allocation of the purchase price has not yet been determined.

9.   PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

     Payment of the Notes is unconditionally guaranteed, jointly and severally, on a senior subordinated basis by certain of Steel Heddle's wholly owned subsidiaries. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements, therefore, the following information sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 3, 1998
(SUCCESSOR)

                                                 COMBINED        COMBINED                       RECLASSIFICATIONS
                                                 GUARANTOR     NON-GUARANTOR        THE                AND
                                               SUBSIDIARIES    SUBSIDIARIES       COMPANY          ELIMINATIONS         CONSOLIDATED
       Assets:
         Cash and cash equivalents               $    10           $   67        $  1,580                                 $  1,657
         Accounts receivable                                          266           8,706                                    8,972
         Income tax receivable                                         16           1,667           $  (1,127)                 556
         Inventories                                                  196          17,494                                   17,690
         Prepaid expenses                            225                2              70                (225)                  72
                                                 -------           ------        --------           ---------             --------
                    Total current assets             235              547          29,517              (1,352)              28,947
       Due from affiliates                                          3,519          72,280             (75,799)                   -
       Notes receivable from affiliates           72,413                                              (72,413)                   -
       Investments in subsidiaries                  (240)                          75,293             (75,053)                   -
       Property, plant and
         equipment, net                                                65          39,236                                   39,301
       Other assets and deferred
         charges, net                                                             124,797                                  124,797
                                                 -------           ------        --------           ---------             --------

       Total assets                              $72,408           $4,131        $341,123           $(224,617)            $193,045
                                                 =======           ======        ========           =========             ========

       Liabilities and shareholders'
         equity:
         Accounts payable and accrued
            and sundry liabilities                                 $    2        $ 10,802           $    (225)            $ 10,579
         Due to affiliates, net                  $   357                                                 (357)                   -
         Deferred income taxes                                                      1,122                                    1,122
         Income taxes payable                      1,127                                               (1,127)                   -
         Current portion of
            long-term debt                                                          1,000                                    1,000
                                                 -------           ------        --------           ---------             --------
                    Total current liabilities      1,484                2          12,924              (1,709)              12,701
       Long-term debt                                                             201,413             (72,413)             129,000
       Retirement benefits payable                                                  4,433                                    4,433
       Deferred income taxes                                                       16,890                                   16,890
       Shareholders' equity (deficit)             70,924            4,129         105,463            (150,495)              30,021
                                                 -------           ------        --------           ---------             --------

       Total liabilities and
         shareholders' equity                    $72,408           $4,131        $341,123           $(224,617)            $193,045
                                                 =======           ======        ========           =========             ========

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                          COMBINED          COMBINED                      RECLASSIFICATIONS
                                          GUARANTOR      NON-GUARANTOR          THE              AND
                                        SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net sales                                             $ 248            $16,336                              $16,584
       Cost of goods sold                                      279             12,731                               13,010
                                                             -----            -------                              -------
       Gross profit                                            (31)             3,605                                3,574
       Selling, general and
         administrative costs              $    1                               1,978                                1,979
       Other expenses                                                             895                                  895
                                           ------            -----            -------                              -------
       Operating income (loss)                 (1)             (31)               732                                  700
       Other income (expense), net          1,732                              (5,409)                              (3,677)
                                           ------            -----            -------                              -------
       Income before income taxes           1,731              (31)            (4,677)                              (2,977)
       Income tax expense (benefit)           582              (11)            (1,342)                                (771)
       Equity in earnings (losses)
         of subsidiaries                      (20)                              1,129        $ (1,109)                   -
                                           ------            -----            -------        --------              -------

       Net income (loss)                   $1,129            $ (20)           $(2,206)       $ (1,109)             $(2,206)
                                           ======            =====            =======        ========              =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                             COMBINED          COMBINED                      RECLASSIFICATIONS
                                             GUARANTOR      NON-GUARANTOR          THE              AND
                                           SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net sales                                                 $351            $23,394                              $23,745
       Cost of goods sold                                         353             17,630                               17,983
                                                                 ----            -------                              -------
       Gross profit                                                (2)             5,764                                5,762
       Selling, general and
         administrative costs                 $    1                               2,823                                2,824
       Other expenses                                                              1,190                                1,190
                                              ------             ----            -------                              -------
       Operating income (loss)                    (1)              (2)             1,751                                1,748
       Other income (expense), net             2,527                              (8,454)                              (5,927)
                                              ------             ----            -------                              -------
       Income (loss) before income
         taxes                                 2,526               (2)            (6,703)                              (4,179)
       Income tax expense (benefit)              884               (1)            (2,032)                              (1,149)
       Equity in earnings (losses)
         of subsidiaries                          (1)                              1,641         $ (1,640)                  -
                                              ------             ----            -------         --------             -------

       Net income (loss)                      $1,641             $ (1)           $(3,030)        $ (1,640)            $(3,030)
                                              ======             ====            =======         ========             =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE TWENTY WEEKS ENDED MAY 25, 1998
(PREDECESSOR)

                                              COMBINED          COMBINED                      RECLASSIFICATIONS
                                              GUARANTOR      NON-GUARANTOR          THE              AND
                                            SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net sales                                                  $354             $29,277                             $29,631
       Cost of goods sold                                          392              18,236                              18,628
                                                                  ----             -------                             -------
       Gross profit                                                (38)             11,041                              11,003
       Selling, general and
         administrative costs                                        5               3,819                               3,824
       Other expenses                                                                  421                                 421
                                                                  ----             -------                             -------
       Operating income (loss)                                     (43)              6,801                               6,758
       Other income (expense), net            $3,417               (19)             (4,947)                             (1,549)
                                              ------              ----             -------                             -------
       Income (loss) before income
         taxes                                 3,417               (62)              1,854                               5,209
       Income tax expense                      1,299                23                 546                               1,868
       Equity in earnings (losses)
         of subsidiaries                        (255)                                2,033         $(1,778)                  -
                                              ------              ----             -------         -------             -------

       Net income (loss)                      $1,863              $(85)            $ 3,341         $(1,778)            $ 3,341
                                              ======              ====             =======         =======             =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                               COMBINED          COMBINED                      RECLASSIFICATIONS
                                               GUARANTOR      NON-GUARANTOR          THE              AND
                                             SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net sales                                                   $281            $19,068                               $19,349
       Cost of goods sold                                           223             11,862                                12,085
                                                                   ----            -------                               -------
       Gross profit                                                  58              7,206                                 7,264
       Selling, general and
         administrative costs                   $    1                               2,114                                 2,115
       Other expenses                                                                  251                                   251
                                                ------             ----            -------                               -------
       Operating income (loss)                      (1)              58              4,841                                 4,898
       Other income (expense)                    2,217              151             (3,737)                               (1,369)
                                                ------             ----            -------                               -------
       Income before income taxes
         and extraordinary item                  2,216              209              1,104                                 3,529
       Income tax expense                          842               18                374                                 1,234
       Equity in earnings of subsidiaries           58                               1,565          $ (1,623)                  -
                                                ------             ----            -------          --------             -------

       Net income                               $1,432             $191            $ 2,295          $ (1,623)            $ 2,295
                                                ======             ====            =======          ========             =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                               COMBINED          COMBINED                      RECLASSIFICATIONS
                                               GUARANTOR      NON-GUARANTOR          THE              AND
                                             SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net sales                                                   $702            $54,398                               $55,100
       Cost of goods sold                                           607             34,647                                35,254
                                                                   ----            -------                               -------
       Gross profit                                                  95             19,751                                19,846
       Selling, general and                     $    1                5              6,321                                 6,327
         administrative costs
       Other expenses                                                                  952                                   952
                                                ------             ----            -------                               -------
       Operating income (loss)                      (1)              90             12,478                                12,567
       Other income (expense), net               5,014              304             (9,530)                               (4,212)
                                                ------             ----            -------                               -------
       Income before income taxes
         and extraordinary item                  5,013              394              2,948                                 8,355
       Income tax expense                        1,905               36                981                                 2,922
                                                ------             ----            -------                               -------
       Income before extraordinary item          3,108              358              1,967                                 5,433
       Extraordinary (loss) on early
         extinguishment of debt, net
         of income taxes                                                            (2,753)                               (2,753)
       Equity in earnings of
         subsidiaries                               95                               3,466          $ (3,561)                  -
                                                ------             ----            -------          --------             -------

       Net income                               $3,203             $358            $ 2,680          $ (3,561)            $ 2,680
                                                ======             ====            =======          ========             =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINETEEN WEEKS ENDED OCTOBER 3, 1998
(SUCCESSOR)

                                                               COMBINED          COMBINED
                                                               GUARANTOR      NON-GUARANTOR          THE
                                                             SUBSIDIARIES      SUBSIDIARIES        COMPANY       CONSOLIDATED
       Net cash provided by (used in) operating activities      $ 4,467            $(45)            $    (799)       $   3,623
                                                                -------            ----             ---------        ---------
       Investing activities:
         Purchase of business                                                                        (112,956)        (112,956)
         Purchases of property, plant and equipment                                 (13)                 (689)            (702)
                                                                                   ----             ---------        ---------
       Net cash used in investing activities                                        (13)             (113,645)        (113,658)
       Financing activities:
         Payments of debt                                                                             (56,092)         (56,092)
         Proceeds from debt                                                                           133,600          133,600
         Intercompany transactions, net                          (4,468)             99                 4,369                -
         Capital (contribution)                                                                        37,561           37,561
         Other                                                                                         (4,928)          (4,928)
                                                                -------            ----             ---------        ---------
       Net cash provided by (used in) financing activities       (4,468)             99               114,510          110,141
                                                                -------            ----             ---------        ---------
       Net increase (decrease) in cash and equivalents               (1)             41                    66              106
       Cash and cash equivalents at beginning of period              11              26                 1,514            1,551
                                                                -------            ----             ---------        ---------

       Cash and cash equivalents at end of period               $    10              67             $   1,580        $   1,657
                                                                =======            ====             =========        =========

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE TWENTY WEEKS ENDED MAY 25, 1998
(PREDECESSOR)

                                                                       COMBINED          COMBINED
                                                                       GUARANTOR      NON-GUARANTOR          THE
                                                                     SUBSIDIARIES      SUBSIDIARIES        COMPANY  CONSOLIDATED
       Net cash provided by operating activities                        $ 1,158            $ 220           $   832      $ 2,210
                                                                        -------            -----           -------      -------
       Investing activities:
         Purchases of property, plant and equipment                                          (20)             (948)        (968)
         Proceeds from sale of property, plant and equipment                                                   238          238
                                                                                           -----           -------      -------
       Net cash used in investing activities                                                 (20)             (710)        (730)
       Financing activities:
         Revolver borrowings, net                                                                            1,317        1,317
         Payments of debt                                                                                   (1,625)      (1,625)
         Intercompany transactions, net                                  (1,163)            (270)            1,433            -
                                                                        -------            -----           -------      -------
       Net cash provided by (used in) financing activities               (1,163)            (270)            1,125         (308)
                                                                        -------            -----           -------      -------
       Net increase (decrease) in cash and equivalents                       (5)             (70)            1,247        1,172
       Cash and cash equivalents at beginning of period                      16               96               267          379
                                                                        -------            -----           -------      -------

       Cash and cash equivalents at end of period                       $    11               26           $ 1,514      $ 1,551
                                                                        =======            =====           =======      =======

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 4, 1997
(PREDECESSOR)

                                                COMBINED          COMBINED                      RECLASSIFICATIONS
                                                GUARANTOR      NON-GUARANTOR          THE              AND
                                              SUBSIDIARIES      SUBSIDIARIES        COMPANY        ELIMINATIONS       CONSOLIDATED
       Net cash provided by (used
         in) operating activities                $  4,784           $ 225           $   (430)                            $  4,579
                                                 --------           -----           --------                             --------
       Investing activities:
         Purchases of property,
            plant and equipment                                        (3)            (1,496)                              (1,499)
         Advances to subsidiaries                 (67,297)                                          $ 67,297                    -
                                                 --------           -----           --------        --------             --------
       Net cash used in investing
         activities                               (67,297)             (3)            (1,496)         67,297               (1,499)
       Financing activities:
         Proceeds from debt                                                          129,797         (67,297)              62,500
         Payments of debt,
            including penalty                                                        (61,565)                             (61,565)
         Dividends paid                                                               (7,929)                              (7,929)
         Intercompany transactions,
            net                                        (3)           (256)               259                                    -
         Capital accounts                          62,531                            (62,531)                                   -
         Other                                                                          (886)                                (886)
                                                 --------           -----           --------        --------             --------
       Net cash provided by (used
         in) financing activities                  62,528            (256)            (2,855)        (67,297)              (7,880)
                                                 --------           -----           --------        --------             --------
       Net increase (decrease) in
         cash and equivalents                          15             (34)            (4,781)                              (4,800)
       Cash and equivalents at
         beginning of period                                          105              4,540                                4,645
                                                 --------           -----           --------        --------             --------

       Cash and equivalents at
         end of period                           $     15           $  71           $   (241)       $      -             $   (155)
                                                 ========           =====           ========         =======             ========

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

OVERVIEW

The Company has two reportable segments, the Textile Products Group ("Textile Products") and the Metal Products Group ("Metal Products"). The Textile Products Group manufactures textile loom accessories including heddles, dropwires, harness frames, reeds and shuttles and bobbins, all of which are used to hold or guide individual yarns during the weaving process. In its Metal Products Group, the Company processes and sells rolled products and tool and die services to industrial users. In its wire rolling operations, the Company converts round rod to flat wire through a rolling process which results in a flat wire with a round edge. Originally developed to satisfy in-house heddle manufacturing needs, the Company's rolled products can also be found in a variety of other industries, including electronics, automotive and solar power.

On May 26, 1998, SH Group consummated the Acquisition. SH Group, a corporation formed by AIP, was organized as a holding company to effectuate the acquisition of substantially all the outstanding stock of Old Holdings. The Acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill.

As a result of the transaction, the assets and liabilities of Old Holdings were revalued to their respective fair values under the principles of APB No. 16, "Business Contributions." The most significant effects were to increase property, plant and equipment, certain intangibles, inventory and certain liabilities. Accordingly, financial information for periods prior to May 26, 1998 (Predecessor) is not comparable with that for periods subsequent to May 26, 1998 (Successor). The principal changes in the Company's Successor periods' statement of operations resulting from the change in basis of accounting from that of the Predecessor periods include increased depreciation and amortization expense resulting from write-up of the Company's fixed and intangible assets and goodwill and increased interest expense resulting from financing the transaction.

BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, costs of sales, gross profit, SG&A, operating income and net income of the company are presented in millions of dollars and as a percentage of sales.

                                 THREE MONTHS ENDED                                         NINE MONTHS ENDED
                   ----------------------------------------------     -------------------------------------------------------------
                      OCTOBER 3, 1998          OCTOBER 4, 1997                    OCTOBER 3, 1998                 OCTOBER 4, 1997
                   --------------------   -----------------------    ----------------------------------------  --------------------
                         SUCCESSOR               PREDECESSOR               SUCCESSOR           PREDECESSOR          PREDECESSOR
                          COMPANY                  COMPANY                  COMPANY              COMPANY              COMPANY
                         (14 WEEKS)               (14 WEEKS)               (19 WEEKS)           (20 WEEKS)          (40 WEEKS)
                   --------------------   -----------------------    --------------------- ------------------  --------------------
 Net Sales           $ 16.6      100.0%      $ 19.4      100.0%       $ 23.8       100.0%   $ 29.6     100.0%    $ 55.1     100.0%
 Cost of sales         13.0       78.4         12.1       62.5          18.0        75.7      18.6      62.9       35.3      64.0
 Gross profit           3.6       21.6          7.3       37.5           5.8        24.3      11.0      37.1       19.8      36.0
 SG&A                   2.0       11.9          2.1       10.9           2.8        11.9       3.8      12.9        6.3      11.5
 Operating income       0.7        4.2          4.9       25.3           1.7         7.4       6.8      22.8       12.6      22.8
 Net income (loss)     (2.2)     (13.3)         2.3       11.9          (3.1)      (12.8)      3.4       2.7        2.7       4.9

COMPARISON OF RESULTS OF OPERATIONS

THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 3, 1998 (SUCCESSOR) COMPARED TO THREE MONTHS (THIRD QUARTER) ENDED OCTOBER 4, 1997 (PREDECESSOR)

NET SALES - Net sales declined $2.8 million (14.3%) in the third quarter of 1998 compared to the third quarter of 1997. The decrease results primarily from a decrease in domestic Textile Product sales of $1.5 million and export Textile Product sales of $1.1 million to $10.5 million and $3.4 million, respectively. Metal Products sales remained flat at $2.7 million.

The decease in export sales of Textile Products is attributable to several factors. Demand from Asia has been reduced as new loom installations in that region have been significantly curtailed due to the currency devaluations and the lack of credit. This results in lower demand for the Company's Textile Products. The difficulties associated with opening commercial letters of credit to support international purchases has forced local textile mills to operate with existing accessories - mainly heddles - even if loom operating speeds and efficiency are reduced. In addition, the amount of secondhand accessories has increased due to reduced operating levels and some mill closings.

The decrease in domestic sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms are being purchased, along with the Company's associated products. This comes after record levels of new loom purchases in 1997. As the record number of new looms were installed - replacing older looms - an increased amount of used accessories became available within the large companies to support their remaining older looms. Finally, mill managers have been reducing operating costs and expenditures of new accessories in reaction to uncertainties created in the textile market by the Asia crisis.

GROSS PROFIT - Gross profit for the quarter ended October 3, 1998 decreased $3.7 million to $3.6 million, a decrease of 51%. The decrease is primarily due to the decline in sales volume in the Textile Products segment, lower export prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization totaled $2.8 million and $.8 million during the third quarter of 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses for the quarter ended October 3, 1998 decreased $0.1 million to $2.0 million, from $2.1 million for the quarter ended October 4, 1997. The decrease in SG&A expenses during the quarter ended October 3, 1998 was primarily due to decreased incentive compensation resulting from declining business levels partially offset by costs incurred in connection with the Company's year 2000 computer project.

OPERATING INCOME - Operating income for the quarter ended October 3, 1998 decreased $4.2 million to $0.7 million from $4.9 million for the quarter ended October 4, 1997. The decrease in operating income for the quarter ended October 4, 1998 is principally due to the decrease in gross profit as described above, coupled with increased amortization of goodwill in connection with the new basis of accounting used in the Acquisition. Goodwill amortization was $.7 million for the third quarter 1998, an increase of $.5 million compared to the third quarter 1997.

NET INCOME (LOSS) - The Company incurred a loss of $2.2 million for the quarter ended October 3, 1998, due primarily to increased interest expense and to the factors described above. Interest expense for the third quarter of 1998 increased by $2.3 million from the third quarter of 1997 due to the increased borrowings associated with the Acquisition. The effective tax rate for third quarter of 1998 was 25.9% compared to 34.9% for the same period in 1997. The 1998 rate is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

NINE MONTHS ENDED OCTOBER 3, 1998 (SUCCESSOR) COMPARED TO NINE MONTHS ENDED OCTOBER 4, 1997 (PREDECESSOR)

NET SALES - Net sales declined $1.7 million (3.1%) to $53.4 million during the nine months ended October 3, 1998 compared to $55.1 million during the nine months ended October 4, 1997.

The decrease in net sales for the nine-month period result primarily from a decline in Textile Product sales of $2.6 million to $45.1 million. This decrease was partially offset by an increase in sales of Metal Products to $8.3 million. Domestic and export Textile Products sales declined $1.0 million and $1.6 million, respectively, due primarily to a worldwide decrease in new loom sales, and the economic and monetary crisis in Asia, and reduced replacement sales as customers work off of record new loom purchases in 1997 as discussed above.

GROSS PROFIT - Gross profit for the nine months ended October 3, 1998 decreased $3.0 million to $16.8 million compared to $19.8 million for the nine months ended October 4, 1997. The decrease is primarily due to the decline in sales volume in the Textile Products business segment, lower export prices for textile products sold in Asian markets, and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization totaled $4.9 million for the nine months ended October 3, 1998, an increase of $2.5 million compared to the comparable period of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - SG&A expenses for the nine months ended October 3, 1998 increased $0.3 million to $6.6 million from $6.3 million for the nine months ended October 4, 1997. The increase is due primarily to the write off of the Company's investment in its China operation of $.3 million and costs incurred in connection with the Company's year 2000 computer project of $.3 million, partially offset by decreased incentive compensation resulting from declining business levels.

OPERATING INCOME - Operating income for the nine months ended October 3, 1998 was $8.5 million, 15.9% of net sales, compared to $12.6 million, 22.8% of net sales, for the nine months ended October 4, 1997. The decrease of $4.1 million is due to the decrease in gross profit as described above and to an increase of $.6 million in amortization of goodwill in connection with the new basis of accounting used in the acquisition.

NET INCOME (LOSS) - The Company incurred a net loss of $0.3 million for the nine months ended October 3, 1998 compared to net income of $2.7 million for the nine months ended October 4, 1997. The loss during 1998 is due primarily to increased interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. Included in 1997 net income was an extraordinary charge for early extinguishment of debt of $2.8 million, net of income taxes of $1.7 million, incurred in connection with the refinancing of the Company's debt. The effective tax rate for the nine month period in 1998 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES - The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for the nine months ended October 3, 1998 increased to $5.8 million from $4.6 million for the nine months ended October 4, 1997. The increase was primarily due to increased depreciation and amortization and reduction in working capital requirements, partially offset by the decrease in net income in 1998 and by the extraordinary loss incurred upon the early extinguishment of debt in the prior year.

CASH FLOWS FROM INVESTING ACTIVITIES - Net cash used in investing activities for the nine months ended October 3, 1998 reflect the acquisition of substantially all of the Company's tangible and intangible assets and is not comparable to the prior period. The Company's capital expenditures for the nine months ended October 3, 1998 were $1.7 million, an increase of $0.2 million compared to the same period in 1997. These expenditures were primarily for the replacement of machinery and equipment.

Subsequent to October 3, 1998, the Company acquired a 49% ownership interest in Millentex, N.V., a Belgium company with operations in the loom accessories industry and annual sales of $13 million. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle.

CASH FLOWS FROM FINANCING ACTIVITIES - Cash flows from financing activities for the nine months ended October 3, 1998 reflect the initial capitalization of the Company through the issuance of Common Stock, Senior Discount Debentures, Senior Subordinated Notes and bank debt, all net of associated fees, and is not directly comparable to the prior year.

ADJUSTED EBITDA - EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Indenture dated as of May 26, 1998 among the Company, Steel Heddle International, Inc., Heddle Capital Corp. and United States Trust Company (the "Indenture"). Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler Capital Corporation and AIP, supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" in the Credit Agreement. Adjusted EBITDA was $15.5 million for the nine months ended October 3, 1998, $17.1 million for the nine months ended October 4, 1997, and $21.2 million for the twelve months ended October 3, 1998. The decrease of $1.5 million or 9.3% for the nine-month period is a result of the factors discussed above.

Adjusted EBITDA is included herein as it is a basis upon which the Company assesses its financial performance, and certain covenants that are part of the Credit Facility are tied to similar measures. Adjusted EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA, as presented, represents a useful measure of assessing the Company's ongoing operating activities without the impact of financing activities and unusual items. While EBITDA and Adjusted EBITDA are frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

LIQUIDITY - The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Company believes that such funds will be adequate for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations on both a short term and a long term basis. However, the level of the Company's indebtedness could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes or other purposes may be materially limited or impaired; (ii) significant amounts of the Company's borrowings bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates; (iii) the Indenture, the Notes and the Credit Facility contain financial and restrictive covenants, the failure to comply with which may result in an event of default which if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business or be unable to carry out capital spending. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 MATTERS

Steel Heddle initiated the process of preparing its computer systems and applications for the year 2000 in 1997. This process involves addressing the impacts on information technology (IT) systems plus non-IT systems involving embedded chip technology. The process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with customers and suppliers to ensure that they are taking appropriate actions to remedy their year 2000 issues. The Company has conducted an inventory of its IT systems and currently is correcting the systems that it found to have date-related deficiencies. In the case of non-IT systems, the Company is conducting an inventory of its facilities and is beginning the correction of date-related deficiencies. The Company will utilize both internal and external resources to reprogram or replace, and test the software for year 2000 modifications. The Company anticipates completing the year 2000 project by mid-year 1999, which is prior to any anticipated impact on its operating systems. The Company will also prepare a contingency plan in the event there are any system interruptions.

The Company has not yet established a contingency plan, but intends to formulate one and expects it to be substantially complete by July 1999. The contingency plan is anticipated to address mission-critical applications such as purchasing and inventory management, production control, general ledger accounting, billing and disbursements. The contingency plan will address these issues through, among other actions, use of manual records and workarounds, extra staffing, increased inventories and establishment of alternate sources of raw materials.

The cost of the year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. Of the total project cost, approximately $0.4 million is attributable to the purchase of new software and hardware and will be capitalized. The remaining $0.6 million, which is being expensed as incurred, is not expected to have a material effect on the results of operations. The Company has incurred approximately $0.4 million during fiscal 1998 of which approximately $0.3 million has been expensed.

The Company has surveyed all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failures to remediate their own year 2000 issues. The Company has received representations from its primary third-party vendors that they will have resolved any year 2000 problems in their software prior to any impact on their operating systems.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates can be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Further, there can be no assurance given that any or all of the Company's systems are or will be year 2000 compliant or that the impact of any failure to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's financial conditions. Furthermore, no assurance can be given that the third parties important to Steel Heddle will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosures about Pensions and Other Postretirement Benefits." Additionally, in June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS Nos. 131 and 132 are effective in 1998 and principally affect the display and disclosure of financial information in the Company's financial statements. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999.

SFAS No. 131 requires entities to disclose financial and detailed information about its operating segments in a manner consistent with internal reporting used by the Company to allocate resources and assess financial performance. The Company has not completed the analyses required to determine such segment disclosures or additional disclosure requirements, if any, arising from the adoption of SFAS No. 131. The Company will adopt this statement retroactively during the fiscal year ending January 2, 1999.

SFAS No. 132 standardizes the disclosures for pensions and other postretirement liabilities, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain other disclosures. The Company will adopt this statement retroactively during the fiscal year ending January 2, 1999.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At the present time, the Company does not engage in any derivative instruments or hedging activities and therefore, management does not anticipate that such adoption will have a material impact on its financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that can be identified by the use of forward-looking terminology, such as "may," "intend," will," "expect," anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. In particular, any statement, express or implied, concerning future operating results or the ability to generate revenues, income or cash flow to service the Company's debt are forward-looking statements. We refer you to documents the Company files from time to time with Securities and Exchange Commission and specifically the "Risk Factors" section of the Company's most recent Registration Statement on Form S-4. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All forward-looking statements are expressly qualified by such cautionary statements.

STEEL HEDDLE MFG. CO.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM
1.          Legal Proceedings                                         None

2.          Changes in Securities and Use of Proceeds                 None

3.          Defaults Upon Senior Securities and Use of Proceeds       None

4.          Submission of Matters to a Vote of Security Holders       None

5.          Other Information                                         None

6.          Exhibits and Reports on Form 8-K:

            (a)         Exhibit - (27) Financial Data Schedule

            (b)         Current Reports on Form 8-K                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STEEL HEDDLE MFG. CO.



Date: December 7, 1998                 /s/ Jerry B. Miller
     ------------------                -------------------
                                       Jerry B. Miller
                                       Vice President - Finance and Secretary