Form 10-Q/A
period 1998-10-03
STEEL HEDDLE MFG CO
filed 1999-04-01
CIK 896421

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

STEEL HEDDLE MFG. CO.

Introduction Note: The Company was informed by its actuary, in February 1999, that the liability for postretirement life insurance had been incorrectly calculated for periods prior to the year ended January 2, 1999 because a blended insurance premium rate for both active and retired employees was used rather than the premium attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation. The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. See Note 8.

STEEL HEDDLE MFG. CO.


INDEX
------------------------------------------------------------------------------------------------------

                                                                                                  PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Balance Sheets:
                 October 3, 1998 (Restated (Unaudited) and
                 January 3, 1998 (Restated)                                                        4-5

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

ITEM I.  FINANCIAL STATEMENTS

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                 SUCCESSOR                                PREDECESSOR
                                                                  COMPANY                                   COMPANY
ASSETS                                                         OCTOBER 3, 1998                          JANUARY 3, 1998
                                                                 (UNAUDITED)                         (AS RESTATED-SEE NOTE 8)
                                                          (AS RESTATED-SEE NOTE 8)                            (1)
CURRENT ASSETS:
  Cash and cash equivalents                                      $   1,657                                $     379
  Accounts receivable                                                8,972                                    9,290
  Income taxes receivable                                              556                                        -
  Inventories                                                       17,690                                   14,030
  Prepaid expenses                                                      72                                       99
                                                                 ---------                                ---------

                Total current assets                                28,947                                   23,798
                                                                 ---------                                ---------

PROPERTY, PLANT & EQUIPMENT:
  Cost                                                              42,031                                   52,561
  Less accumulated depreciation                                     (2,730)                                 (35,876)
                                                                 ---------                                ---------

                                                                    39,301                                   16,685
                                                                 ---------                                ---------

OTHER ASSETS AND DEFERRED CHARGES:
  Prepaid pension cost                                               2,390                                      546
  Goodwill, net                                                    107,606                                   22,537
  Identifiable intangible assets, net                               12,459                                        -
  Sundry                                                             3,776                                      774
                                                                 ---------                                ---------

                                                                   126,231                                   23,857
                                                                 ---------                                ---------

TOTAL ASSETS                                                     $ 194,479                                $  64,340
                                                                 =========                                =========

(1)  Derived from January 3, 1998 (restated) audited financial statements.

See notes to unaudited condensed consolidated financial statements.

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                   SUCCESSOR                   PREDECESSOR
LIABILITIES AND SHAREHOLDERS' EQUITY                                                COMPANY                      COMPANY
  (DEFICIT)                                                                     OCTOBER 3, 1998              JANUARY 3, 1998
                                                                                  (UNAUDITED)           (AS RESTATED-SEE NOTE 8)
                                                                             (AS RESTATED-SEE NOTE 8)            (1)
CURRENT LIABILITIES:
  Accounts payable                                                                 $  1,513                      $  2,166
  Accrued and sundry liabilities                                                      9,066                         5,313
  Deferred income taxes                                                               1,122                           670
  Income taxes payable                                                                    -                           302
  Current portion of long-term debt                                                   1,000                         6,500
                                                                                   --------                      --------

                Total current liabilities                                            12,701                        14,951

LONG-TERM DEBT, LESS CURRENT PORTION                                                129,000                        46,300

RETIREMENT BENEFITS PAYABLE                                                           6,746                         7,439

DEFERRED INCOME TAXES                                                                16,011                           241

PARENT COMPANY CLASS A - $.01 par value per share -
  authorized 2,000,000 shares, issued and outstanding
  91,080 shares at January 3, 1998                                                        -                         1,366

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock - $.10 par value per share - authorized
      100 shares, issued and outstanding 100 shares at
      October 3, 1998; and common stock - $1 par value per
      share - authorized 1,500,000 shares, issued and
      outstanding 10 shares at January 3, 1998                                            -                             -
  Additional paid-in capital                                                         37,943                        13,689
  Notes receivable - shareholders                                                      (350)                            -
  Carryover basis of managements' interest                                           (4,494)                            -
  Accumulated other comprehensive income                                                (48)                          (48)
  (Deficit)                                                                          (3,030)                      (19,598)
                                                                                   --------                      --------

                                                                                     30,021                        (5,957)
                                                                                   --------                      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)                                                                        $194,479                      $ 64,340
                                                                                   ========                      ========

(1)  Derived from January 3, 1998 (restated) audited financial statements.

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

          Goodwill - Goodwill associated with the May 26, 1998 acquisition is approximately $108.4 million and is being amortized on a straight-line basis over 40 years. Accumulated amortization was approximately $0.9 million as of October 3, 1998.

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

8.   RESTATEMENT OF FINANCIAL STATEMENTS

     RESTATEMENT OF FINANCIAL STATEMENTS - The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary, in February 1999, (subsequent to the issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance had been incorrectly calculated, for periods prior to the year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation.

     The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine and three month periods ended October 3, 1998 and the nine and three months periods ended October 4, 1997 was not material. The effect on the consolidated balance sheet as of October 3, 1998 and January 3, 1998 is as follows:

                                              October 3, 1998         January 3, 1998
                                          Originally             Originally
                                           Reported   Restated    Reported  Restated
                                          ----------------------  --------------------
     Retirement benefits payable            $  4,433    $ 6,746     $ 5,126   $ 7,439
     Deferred income taxes, long-term         16,890     16,011       1,120       241
     Deficit                                  (3,030)    (3,030)    (18,164)  (19,598)
     Goodwill                                106,172    107,606      22,537    22,537

9.   SUBSEQUENT EVENT

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


10.  PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
AS OF OCTOBER 3, 1998
(SUCCESSOR)

                                                 COMBINED        COMBINED                       RECLASSIFICATIONS
                                                 GUARANTOR     NON-GUARANTOR        THE                AND
                                               SUBSIDIARIES    SUBSIDIARIES       COMPANY          ELIMINATIONS         CONSOLIDATED
       Assets:
         Cash and cash equivalents               $    10           $   67        $  1,580                                 $  1,657
         Accounts receivable                                          266           8,706                                    8,972
         Income tax receivable                                         16           1,667           $  (1,127)                 556
         Inventories                                                  196          17,494                                   17,690
         Prepaid expenses                            225                2              70                (225)                  72
                                                 -------           ------        --------           ---------             --------
                    Total current assets             235              547          29,517              (1,352)              28,947
       Due from affiliates                                          3,519          72,280             (75,799)                   -
       Notes receivable from affiliates           72,413                                              (72,413)                   -
       Investments in subsidiaries                  (240)                          75,293             (75,053)                   -
       Property, plant and
         equipment, net                                                65          39,236                                   39,301
       Other assets and deferred
         charges, net                                                             126,231                                  126,231
                                                 -------           ------        --------           ---------             --------

       Total assets                              $72,408           $4,131        $342,557           $(224,617)            $194,479
                                                 =======           ======        ========           =========             ========

       Liabilities and shareholders'
         equity:
         Accounts payable and accrued
            and sundry liabilities                                 $    2        $ 10,802           $    (225)            $ 10,579
         Due to affiliates, net                  $   357                                                 (357)                   -
         Deferred income taxes                                                      1,122                                    1,122
         Income taxes payable                      1,127                                               (1,127)                   -
         Current portion of
            long-term debt                                                          1,000                                    1,000
                                                 -------           ------        --------           ---------             --------
                    Total current liabilities      1,484                2          12,924              (1,709)              12,701
       Long-term debt                                                             201,413             (72,413)             129,000
       Retirement benefits payable                                                  6,746                                    6,746
       Deferred income taxes                                                       16,011                                   16,011
       Shareholders' equity (deficit)             70,924            4,129         105,463            (150,495)              30,021
                                                 -------           ------        --------           ---------             --------

       Total liabilities and
         shareholders' equity                    $72,408           $4,131        $342,557           $(224,617)            $194,479
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

RESTATEMENT OF FINANCIAL STATEMENTS - The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary, in February 1999, (subsequent to the issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance had been incorrectly calculated, for periods prior to the year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the post retirement life insurance obligation.

The financial statements for the nine months ended October 3, 1998, the nine months ended October 4, 1997 and the year ended January 3, 1998 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the nine and three month periods ended October 3, 1998 and the nine and three months periods ended October 4, 1997 was not material. The effect on the consolidated balance sheet as of October 3, 1998 and January 3, 1998 is as follows:

                                 October 3, 1998         January 3, 1998
                             Originally             Originally
                              Reported   Restated    Reported  Restated
                             ----------------------  --------------------
Retirement benefits payable    $  4,433    $ 6,746     $ 5,126   $ 7,439
Deferred income taxes,
  long-term                      16,890     16,011       1,120       241
Deficit                          (3,030)    (3,030)    (18,164)  (19,598)
Goodwill                        106,172    107,606      22,537    22,537

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



Date: April 1, 1999                    /s/ Jerry B. Miller
     ------------------                -------------------
                                       Jerry B. Miller
                                       Vice President - Finance and Secretary