Form 10-K
period 1999-01-02
STEEL HEDDLE MFG CO
filed 1999-04-02
CIK 896421

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year end January 2, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission File number 333-61043

                              STEEL HEDDLE MFG. CO.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                      57-0543389
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification Number)

                1801 Rutherford Road, Greenville, South Carolina 29607
                    (Address of principal executive offices)

                  Registrant's telephone number (864) 244-4110

           Securities registered under Section 12(b) of the Act: None.

           Securities registered under Section 12(g) of the Act: None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

As of January 2, 1999, there was no voting stock of the Registrant held by non-affiliates.

                              STEEL HEDDLE MFG. CO.

                                Table of Contents

                                     PART I


Item 1.  BUSINESS..............................................................3

Item 2.  DESCRIPTION OF PROPERTY..............................................10

Item 3.  LEGAL PROCEEDINGS....................................................11

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS ..........................................11

Item 6.  SELECTED FINANCIAL DATA..............................................11

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................13

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............21

Item 8.  FINANCIAL STATEMENTS.................................................22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................54

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS.....................................54

Item 11. EXECUTIVE COMPENSATION...............................................56

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................58

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................59

                                     PART IV

Item 14. EXHIBITS, FINANCIAL SCHEDULE AND REPORTS ON FORM 8-K.................60

         SIGNATURES...........................................................62

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes its plans are based upon reasonable assumptions as of the current date, it can give no assurances that such expectations can be attained. Factors that could cause actual results to differ materially from the Registrant's expectations can be found in the Registrant's Registration Statement on Form S-4 (File No. 333-61043) under the heading "Risk Factors."

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

Steel Heddle Mfg. Co. ("Steel Heddle" or the "Company") is a Pennsylvania corporation incorporated in 1898, with its principle executive offices located at 1801 Rutherford Road, Greenville, South Carolina 29607. The Company's telephone number is (864) 244-4110.

Prior to December 6, 1988, the Company's stock was publicly traded. On December 6, 1988, pursuant to an acquisition proposal by Butler Capital Corporation ("Butler"), SHMC Acquisition Corp purchased 100% of the outstanding shares of the Company. SH Holdings Corp., was the sole shareholder of SHMC Acquisition Corp., which was merged into the Company.

On May 26, 1998, Steel Heddle Group, Inc. ("SH Group") consummated the acquisition of SH Holdings Corp. SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effectuate the acquisition of all of the outstanding common stock of SH Holdings Corp. (the "Acquisition"). The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover of the ownership interest of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million 13 3/4% Senior Discount Debentures, issuance of $100 million of 10 5/8% Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of $33.6 million under a bank credit facility (the "Credit Facility") of Steel Heddle.

On October 23, 1998, Steel Heddle, through its wholly owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V., an entity organized under the laws of the Kingdom of Belgium. Millentex N.V. was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting. The financial information of Millentex N.V. has been consolidated with the financial information of Steel Heddle from the date of acquisition. The Company believes consolidation is appropriate due to a call option that allows the Company to acquire the remaining 51% interest at its discretion.

GENERAL

The Company is one of the world's leading manufacturers of precision textile loom accessories. The Company designs, manufactures and markets virtually all of the loom accessories necessary to operate a commercial weaving loom, including heddles, dropwires, harness frames, reeds and shuttles and bobbins, which are used to hold or guide individual yarns during the weaving process. Textile loom accessories are highly engineered and often customized products which require a high degree of precision to ensure a uniform weave and to achieve desired fabric patterns while being able to withstand the stresses of modern, high-speed weaving looms. While technology and performance specifications vary, all commercial weaving looms require these accessories. Because loom manufacturers do not produce these accessories, all woven fabric producers must purchase textile loom accessories from third-party suppliers. In addition to textile loom accessories, the Company manufactures precision rolled heat treated, bare and tinned flat wire used in the electronics, automotive solar power and other industries.

As the only North American manufacturer of heddles, frames and shuttles and one of only three North American manufacturers of reeds, Steel Heddle is a critical supplier to virtually all North American textile weaving mills, many of which have been customers for decades. In North America, management estimates that the Company holds substantial market shares in all of its major products. Although international markets such as Europe and Asia have different competitive dynamics than the North American market, the Company also has a strong presence in many international markets in which it perceives the opportunity for profitable growth.

Textile loom accessories have represented a steady source of revenue and cash flow because these parts require frequent replacement due to wear and changes in production runs. Approximately 75% of the Company's net sales are derived from the sale of replacement parts. The Company estimates that more than 90% of all looms installed in North America are delivered "unaccessorized", with the accessories being designed and supplied by a third-party supplier such as Steel Heddle. Once the Company has outfitted new looms with its accessories it has generally been able to continue to supply replacement parts for the life of the loom. The Company believes it has achieved its leading position in the industry primarily because of its willingness and ability to work closely with its customers, both before and after the installation of new looms, to design the appropriate accessories to meet specific manufacturing needs and then continue to meet those needs on an ongoing basis.

In addition to its textile loom accessories business, the Company converts round rod to flat wire through a rolling process which results in a flat wire with a round edge. Originally developed to satisfy in-house heddle manufacturing needs, the Company recognized that its ability to produce these products to extremely tight tolerances could be tailored to meet similar needs in other industries and began to pursue outside sales. Because these rolled products are custom-made for specific applications, they have historically commanded attractive margins. The Company's rolled products can be found in a variety of other industries, including electronics, automotive and solar power. Among the end-use applications for the Company's products are notebook computers, cellular telephones, electronic control devices and automotive applications such as control mechanisms for air bags, turn signals and cruise controls.

PRODUCTS

The Company's core business strategy is to manufacture a full range of technically advanced textile loom accessories capable of fulfilling its customers' varying weaving requirements. The Company manufactures the broadest range of loom accessories in the textile industry, providing the Company with a distinct competitive advantage. The accessories that are essential to the successful operation of a loom include heddles, dropwires, harness frames and reeds. Each of these accessories has differing demand and replacement dynamics.

HEDDLES AND DROPWIRES

Steel Heddle manufactures a full range of high-quality heddles and dropwires for all types of looms. Heddles and dropwires are precision-made to perform within tight parameters. Stamped from flat-rolled steel and polished to be extremely smooth, heddles and dropwires require exacting manufacturing specifications, thorough quality control and expert metal-working capabilities. All of the Company's heddles and dropwires are produced to precision tolerances of two-thousandths to three-thousandths of an inch. The Company estimates that 50-60% of heddles and dropwires are made to order, and approximately 75% of net sales of heddles and dropwires are derived from replacement sales. Both products are generally shipped within one to three days of order if from stock and four to six weeks if custom manufactured.

HEDDLES

Heddles are flat, specifically designed stamped parts that guide and hold individual yarn during the high-speed weaving process. Steel Heddle produces a wide variety of heddle types, each designed to meet specific performance parameters. The Company's heddles accommodate a vast range of customer specifications. All of the Company's heddles are available in two material types: stainless steel and plated carbon steel.

DROPWIRES

Dropwires are precision-made plated-carbon steel or stainless steel stamped parts which detect broken yarns and trigger a loom to shut down, minimizing energy and yarn used in the production of imperfect cloth. The Company's dropwires are precision manufactured from similar flat rolled steel as is used to manufacture heddles and are held to the same exacting tolerances. The Company believes the use of its tempered steel dropwires contributes to the production of superior cloth, increased machine running time and lower operating costs.

HARNESS FRAMES

Steel Heddle manufactures a full range of harness frames for all types of looms. Harness frames are specialized carriages for heddles constructed from special aluminum alloys and composite materials. Each frame holds between 200 and 1,500 heddles, and each loom holds between 2 and 28 harness frames, depending upon the complexity of the final woven fabric. Harness frames raise and lower the heddles, creating the woven fabric pattern. As modern, high-performance looms operate at 650 to 1,000 picks per minute (two to four times faster than older technology), harness frames must be precision engineered in order to withstand the tremendous stress caused by continuous acceleration and deceleration without buckling or bending. Approximately 90% of harness frames are made to order, and approximately 65% of net sales of harness frames are derived from replacement sales.

The Company manufactures the following four types of harness frames: high speed jet frames; standard aluminum frames; projectile frames; and section frames. In addition, the Company manufactures supporting hardware and components and offers frame repair and frame reconditioning services.

REEDS

Reeds are precision-manufactured, comb-like devices used to evenly space yarns on the loom. One reed per loom is mounted on the loom's drive mechanism which moves the reed forward to beat up, or press, the pick into the finished fabric. Each reed is composed of a series of dents. Dents are specially designed flat wire spacers and are assembled in a reed to yield a particular fabric pattern or style. Reed production requires exacting manufacturing processes as absolutely smooth, straight and precisely spaced dents are critical to the production of quality woven fabric.

While the demand for most loom accessories is driven by the purchase of new looms or replacement of worn accessories, reed purchases are primarily driven by style changes. Reeds must be replaced each time a loom is used to weave a new fabric pattern. Thus, reeds are rarely used for their entire useful life. To remain competitive, the Company's customers must react quickly to fabric style changes and as a result, frequently purchase new reeds. For reeds, the Company fulfills its customers' exacting demands for product performance and rapid delivery through its three U.S.-based reed manufacturing facilities located in the primary U.S. woven-textile producing regions of Virginia/North Carolina, South Carolina, and Georgia/Alabama.

The Company custom manufactures reeds for use in all types of looms. The Company produces two types of reeds: profile and flat. The Company's profile reeds are required in air-jet weaving looms and are manufactured using precision engineering. In addition to close tolerance assembly, these reeds require precision stamped and polished profile dents and specific air management settings. As a result, profile reeds are sold at prices that are four to six times higher than prices of flat reeds. Profile reeds currently account for approximately 60% of net sales of reeds, but the Company expects demand to increase for these reeds as weaving mills continue to purchase the more technically advanced air jet looms. In comparison, the Company's flat reeds are comprised of flat dents (i.e., without profiles or contours) and are used primarily on shuttle, projectile, rapier and water jet weaving looms. Flat reeds accounted for approximately 33% of net sales of reeds. In addition to the Company's profile and flat reeds, the Company produces warp preparation products, which are used for preparing the warp prior to the weaving process. Warp preparation products consist of expansion combs, slasher combs, comb panels, fan reeds, hook reeds and lease rods. Warp preparation products account for approximately 10% of net sales of reeds.

SHUTTLES AND BOBBINS

Shuttles, used in older, slower looms, are specially fabricated from composite materials to carry "pick" or "filling" yarns across the loom as the main yarn or "warp" yarn is pulled through the reed. Bobbins are cylindrical wood yarn carriers held by the shuttle. Shuttles and bobbins account for approximately 80% of the net sales in this product line, with the remaining 20% derived from the sale of tension products. Most of the Company's shuttles and bobbins are consumed domestically, but approximately 18% are exported primarily to South America. Steel Heddle is the sole supplier of automatic shuttles and bobbins to textile mills in the United States. All shuttles and bobbins sales are replacement sales.

ROLLED PRODUCTS

The Company manufactures precision rolled ferrous and non-ferrous, heat treated, bare and tinned flat wire. The finished flat wire is then precision wound and packaged to customer specifications. Because the Company rolls rather than slits the flat wire, it benefits from the product advantages of round, smooth edges and long continuous strand lengths. Through its vertical integration, the Company supplies its internal annual requirements of tempered stainless and carbon steel of approximately 2.9 million pounds.

Originally established to satisfy in-house needs, the Company recognized that it possessed the technical expertise to produce rolled products to exacting tolerances and, as a result, has opportunistically pursued outside sales. The Company manufactures approximately 63% of its rolled products for in-house use, with the remainder for outside sales. With no commodity-oriented or standard inventory production, the Company's rolled products are custom-produced for specific applications, generating attractive gross margins for the Company. Excluding internal consumption, the Company sells to customers in the electronics, automotive and solar power industries and in a variety of other industries in which tight tolerances and smooth edges are required. The Company's rolled products can be found in a variety of end-use products, including notebook computers, cellular phones, electronic control devices, automotive applications such as control mechanisms for air bags, turn signals and cruise controls.

All rolled products are custom-manufactured for specific applications and can be grouped into three broad categories: flat rolled steel, copper wire and aluminum wire. The Company manufactures flat rolled steel wire which is used for specialty applications such as garment stays, orthopedic braces and saw blades. Flat rolled steel wire is also used internally in the production of heddles and drop wires. The Company manufactures tinned and bare copper flat wire for use in a variety of applications including capacitor leads and laminated cable in which smooth wire edges are necessary to prevent the cutting of layers which cause short circuits. The Company also manufactures flat wire which is used as wire connectors and conductors in electronic products and tin-coated copper wire used in solar cells. In addition, the Company rolls aluminum flat wire for use in a variety of applications, including capacitor leads and carrier bars for capacitor manufacturing.

RAW MATERIALS

Aluminum extrusions, aluminum and copper rod and wire, and stainless and carbon steel in rod, round wire and flat wire form are the primary raw materials used by the Company. All raw materials are readily available from multiple sources. The Company does not experience much volatility in its raw material prices. Steel Heddle has well-established long-term relationships with each of its raw material suppliers.

INTELLECTUAL PROPERTY

The Company has numerous trademarks and patents effective in the United States and several trademarks effective in several foreign countries for varying lengths of time. Company trademarks include "SH(R)", "Duralite(R)", "Draw-O(R)", and "Jet Eye(R)" under which it markets certain weaving accessory products. The Company also has a number of applications for trademarks pending in the United States and abroad. Management considers its various trademarks, trademark applications and patents to be valuable assets but believes that the loss of any one trademark or patent would not have a material adverse effect on the Company's operations.

TEXTILE INDUSTRY DEPENDENCE; CYCLICALITY

The principal operations of the Company have been, and will continue to be, directly dependent upon domestic and foreign production of woven fabric. Historically, the textile industry has experienced periodic, cyclical downturns. Industry sales and production can be affected by the general strength of the economy and by other factors, including the cost of raw materials such as cotton and the demand for woven fabric, which may have an effect on the level of the Company's sales.

COMPETITIVE POSITION

The Company's objective is to maintain and enhance its competitive position as the foremost supplier of loom accessories in the U.S. while broadening its presence in international markets. The Company intends to achieve its objectives by capitalizing on the following competitive strengths:

LEADING MARKET POSITION. The Company is a supplier to virtually all North American textile weaving mills, with leading market shares across all of its product lines in North America. The Company is the sole domestic manufacturer of heddles, dropwires, harness frames, shuttles and bobbins. Steel Heddle is also the largest domestic manufacturer of reeds. In addition, the Company has a strong presence in those international markets in which it sees profitable growth opportunities.

COST-EFFICIENT MANUFACTURING. The Company believes it is the only producer of loom accessories that also manufactures the component parts of those accessories (i.e., vertical integration). The Company has developed and tooled proprietary production machinery and produces its own heat-treated, flat-rolled carbon and stainless steel wire which is the key raw material in the production of heddles and dropwires. In 1995 and continuing through 1996, the Company implemented a comprehensive profitability enhancing cost-reduction program which, among other things, eliminated 120 full time positions and decreased pension and benefit costs. Because of its vertical integration, proprietary production machinery, experienced low-cost labor force and economies of scale, the Company believes it is one of the most efficient producers in the textile loom accessory industry. However, certain of these advantages may be offset by the freight costs and duties associated with export sales.

LONG-STANDING AND DIVERSE CUSTOMER RELATIONSHIPS. The Company has developed and maintained long-term relationships with its customers, in some cases for over 50 years. The Company has built its customer relationships by providing consistent quality, a broad product line and technical support as well as maintaining a strong customer service orientation. The Company's sales people visit each customer every two to four weeks, enabling the Company to gain early knowledge of a customer's intent to purchase new looms and accessories. In addition, the Company's technical personnel work closely with the weaving mills and original equipment manufacturers ("OEMs") to help them select the appropriate accessories and resolve design or engineering issues. The Company's ability to work closely with international customers is limited to a certain extent by the fact that the Company did not have manufacturing operations in Europe until its investment in Millentex N. V. on October 23, 1998 and does not have manufacturing operations in Asia. The Company's customer base is diversified, with no one customer representing more than 10% of the Company's net sales. Management believes the loss of any one customer would not have a material adverse effect on the Company.

STRONG BRAND NAME. The Company's brand name enjoys significant worldwide recognition in the textile industry as a result of its 100-year old history. Since it introduced flat steel heddles to U.S. weaving mills in 1898, the Company has manufactured high-quality loom accessories. Because of its longevity, product innovation, high-quality reputation, strong service orientation and broad product line, the Company has built and maintained its significant market share in the North American market and has built a strong presence internationally.

Textile loom accessories are highly engineered products, requiring precision manufacturing to ensure a uniform weave and to achieve the desired fabric patterns. In addition, given the high speeds at which shuttleless looms operate, the parts must be extremely smooth to avoid snags or breakages in the yarn. Any unintended variance in a reed, heddle or frame can result in broken or damaged yarn, unusable cloth, or wasted weaving time.

The loom accessory market is driven by four primary factors: (i) faster loom speeds; (ii) flexible production requirements; (iii) new loom purchases; and
(iv) weaving mill utilization rates.

THE NORTH AMERICAN LOOM ACCESSORY MARKET. In North America, more than 90% of looms are purchased by mills from OEMs without accessories. No loom maker produces accessories. The Company believes that several factors deter OEMs from manufacturing accessories. Among these are: (i) limited possibilities for growth or economies of scale because OEMs are reluctant to buy accessories produced by their competitors; (ii) the focus of OEMs on original equipment/capital goods markets rather than the after-market/replacement business; (iii) worldwide competition among accessory manufacturers resulting in stable supplies of competitively priced accessories; (iv) the cost of investment in proprietary tooling and production machinery; and (v) the incompatibility of accessory manufacturing and OEM production schemes. In addition, the Company believes that U.S. textile mills prefer the flexibility to select accessories that are engineered to meet their individual needs. Textile mills base purchases of loom accessories on (a) product performance, (b) service and technical support provided by the accessory manufacturer, (c) long-term business relationships and
(d) price. In addition, a local manufacturing presence providing timely response is important to textile manufacturers.

THE GLOBAL MARKET FOR LOOM ACCESSORIES. The global loom accessory market is divided into four major regional markets: North America, Europe, Asia, and Latin America. Asia is, by far, the largest market for textile loom accessories. Of textile loom accessories, generally only heddles are sold internationally. Harness frames, reeds and shuttles and bobbins are produced and sold within regional markets and competition tends to be among smaller local companies. However, the Company does pursue, on an opportunistic basis, sales of all of its loom accessories into the international loom accessory market.

COMPETITION AND MARKET SHARE

Over the past ten years, the U.S. woven textile industry has consolidated and invested in modern loom technology. Today, loom accessories are highly engineered products that require sophisticated manufacturing techniques. Steel Heddle's capabilities in producing a broad range of accessories, its reputation for quality and service and its long-term customer relationships, provide it with an important competitive advantage. None of Steel Heddle's domestic competition has its breadth of products, established relationships or ability to customize its products to its customers' needs.

NORTH AMERICAN COMPETITION AND MARKET SHARE. Steel Heddle is the leading supplier of loom accessories in the North American market. Grob & Co. AG ("Grob") is the Company's only significant competitor. The Company believes Grob is at a significant cost and delivery disadvantage in the U.S. compared to Steel Heddle because, among other things, Grob does not have manufacturing operations in the U.S. In addition, Steel Heddle believes it is more flexible and responsive to customer needs than Grob. With manufacturing and technical personnel located in Switzerland, it is difficult for Grob to service the U.S. market. Although Grob has sold into the U.S. market since 1960 and has had a sales office in the U.S. since 1972, its manufacturing operations have remained outside of North America, and it has been largely unsuccessful at obtaining incremental market share.

The Company estimates it has a significant market share of the domestic reed market. The nearest competitor, Palmetto Loom Reed, Inc. ("Palmetto) is a privately-held family-run business based in Greenville, South Carolina. There are only two other reed manufacturers in the U.S. which split the remaining market. Reed sales are affected by timeliness of delivery, making competition regional. Consequently, the reed market is slightly more fragmented than any of the other accessory markets.

Steel Heddle is the major producer of automatic shuttles and bobbins serving the North American market. Demand for shuttles and bobbins has decreased over the last several years as shuttle looms have been retired or replaced with more efficient shuttleless technology.

INTERNATIONAL COMPETITION AND MARKET SHARE. Steel Heddle is the number two producer of tempered heddles worldwide. The Company's only significant competitor, Grob,is the leading global provider of accessories in terms of volume. The Company differentiates itself from Grob by its ability to service all weaving accessory requirements and its technical expertise that it uses to solve its customers' weaving problems. Management also believes that Grob incurs higher production costs than the Company. The Company believes it is poised to capture additional worldwide market share from Grob as customers seek better service and technical support.

Steel Heddle has been building relationships with OEMs (which are more important internationally than domestically), foreign textile mills and trading companies over the last several years as part of its international strategy. Management expects its international market share to grow over time. Steel Heddle's international strategy is focused on (i) building long-term relationships, (ii) customer service and technical support, (iii) acquisitions such as Millentex and
(iv) providing superior quality. In addition, the Company continues to strengthen its international sales agent networks. The Company believes that as it strengthens its relationships with its international customers and becomes a critical partner in their success, as it has done in the U.S., its international sales will increase.

EMPLOYEES AND EMPLOYEE RELATIONS

As of January 2, 1999, the Company employed approximately 580 employees in the United States and approximately 130 employees outside the United States. None of the Company's hourly employees are covered by collective bargaining agreements. All salary and hourly employees of Millentex N.V. have open ended contracts with the Company. The Company may terminate the employee contracts with severance payments to be paid to the terminated employee based upon the classification of the employee and his or her tenure with the Company. The Company believes its employee and labor relationships are good.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local environmental requirements, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with releases of hazardous substances. Based on a review conducted by independent environmental consultants in connection with the Acquisition, the Company believes that it is currently in substantial compliance with environmental requirements, except as would not be expected to have a material adverse effect on the Company. Nevertheless, the Company's manufacturing operations involve the use of hazardous substances and, as is the case with the manufacturers in general, if a release of hazardous substances occurs or has occurred on or from the Company's facilities, the Company may be held liable and may be required to pay the cost of remedying the condition. The amount of any such liability could be material.

The Company has made, and will continue to make, expenditures to comply with current and future environmental requirements. The Company does not anticipate material capital expenditures for environmental controls in the current or succeeding fiscal year. However, because environmental requirements are becoming increasingly stringent, the Company's expenditures for environmental compliance or clean up may increase in the future.

In 1987, the United States Environmental Protection Agency certified the closure of three former wastewater lagoons at the Company's Greenville, S. C. facility under the Resource Conservation and Recovery Act ("RCRA"). In 1989, the Company began a groundwater remediation program at the facility in accordance with RCRA requirements. In 1996, the Company received a post-closure care permit for the former lagoons. This permit requires post-closure care for the former lagoons, continued groundwater remediation, and investigation of certain areas of the facility. As required by RCRA, the Company has posted financial assurance in the amount of $671,000 to ensure funds are available to complete the permit requirements. As required by the permit, the Company is continuing to investigate certain areas of the facility. It is possible that, based on the results of such investigation, additional actions could be required, in which case the costs could materially increase.

The Company is involved as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability act ("CERCLA") with regard to past waste disposal at the Aqua Tech Superfund site in Greer, S.
C. Some risk of similar environmental liability is inherent in the nature of the Company's current and former operations. While strict joint and several liability is authorized under CERCLA, cleanup costs are usually allocated among the PRPs. The Company has settled two lawsuits and paid its share of past cleanup costs with respect to the site. Because the amount of future cleanup costs at the site is not yet known, the Company cannot predict with certainty the amount of its share of these future costs. However, based on its allocated share of past cleanup costs, the Company does not expect its share of these future costs to be material.

In connection with the Acquisition, Butler and certain other stockholders (collectively, the "Sellers") have indemnified the Company, subject to time and dollar limitations, for breaches of certain representations and warranties pertaining to environmental matters. There can be no assurance, however, that Sellers will have the ability to indemnify the Company if called upon to do so. The Sellers also agreed to clean up a past release of mineral spirits at the Company's Oconee County, S. C. facility. To pay for this clean up, $350,000 of the purchase price has been placed in an escrow account. The Sellers' cleanup obligation is limited to the escrow amount. The clean up work was completed by the Company at a cost of approximately $38,000. The Company received a letter dated January 19, 1999, from the South Carolina Department of Health and Environmental Control ("DHEC") stating the Company has adequately addressed the known environmental contamination at the mineral spirits area of contamination based upon their review of the data.

BACKLOG

Unfilled orders, which the Company believes are firm, were approximately $10.5 million at January 2, 1999 and approximately $13.7 million at January 3, 1998. The Company generally fills its open orders in the following fiscal year and the Company expects that all of the open orders as of January 2, 1999 will be filled in the year ended January 1, 2000. The Company believes that the amount of backlog provides some indication of the sales volume that can be expected in the coming months, although changes in economic conditions may result in deferral or acceleration of orders which may affect sales volumes for a period.

No significant portion of the Company's business is subject to renegotiations of profits, or termination of contracts or subcontracts at the election of the government.

Financial information about the Textile Products group ("Textile Products") and the Metal Products group ("Metal Products") and financial information about foreign and domestic operations and export sales is set forth in Item 8 of this Form 10-K under the caption "Financial Statements".

Information regarding the Company's working capital position and practices is set forth in Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

ITEM 2.  DESCRIPTION OF PROPERTY

Steel Heddle is headquartered in Greenville, South Carolina and conducts its primary operations through a manufacturing facility located adjacent to the Company's headquarters. In addition, rolled products are manufactured in Oconee County, South Carolina, and reeds are manufactured in North Carolina, Georgia and Mexico. Below is a summary of the Company's existing facilities:

                                                                           Square     Owned/
       Location                           Function                        Footage     Leased
       --------                           ---------                   ------------ -------------
Greenville, SC          Corporate Offices, Heddle, Frame, Reed,           474,036     Owned
                        Shuttle and Bobbin Manufacturing
Oconee County, SC       Rolled Products Manufacturing                     123,312     Owned
Greensboro, NC          Reed Manufacturing                                 12,000     Owned
Meriwether County, GA   Reed Manufacturing                                 18,000     Owned
Mexico City, Mexico     Reed Manufacturing                                  6,000   Leased(1)
Flanders, Belgium       Heddle, Frame and Reed Manufacturing              119,000   Leased(2)

(1) Terms of the lease are year to year with annual rental of approximately $17,000.
(2) Terms of the leases are for 9 years with annual rentals of approximately $210,000. The leases may be terminated with notice of up to twelve months and penalties of up to six months rent.

Substantially all of the Company's assets are used to produce Textile Products except for the assets located in Oconee which are used to produce Metal Products. The Company believes that its manufacturing operations are among the most efficient in the textile loom accessory industry. Most of the machinery used by the Company has been specifically designed and/or manufactured by the Company and most of its products are made-to-order. The Company believes that all of its facilities are suitable and adequate for the current and anticipated conduct of its operations.



ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's authorized capital stock consists of 100 shares of common stock, par value $0.10 per share (the "Common Stock"). There is no established public trading market for the Company's common stock. SH Group owns all of the outstanding Common Stock. AIP, its related investors and management of the Company own all of the outstanding common stock of SH Group. Dividends have not been paid since the Acquisition.

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

The following table sets forth selected consolidated historical financial, operating, other and balance sheet data of the Company for each of the fiscal years in the five-year period ended January 2, 1999, derived from the Consolidated Financial Statements of the Company which have been audited. On May 26, 1998, a transaction whereby SH Group acquired the stock of SH Holdings Corp. was consummated (the "Acquisition"). As a result of the transaction, the assets and liabilities of SH Holdings Corp. were revalued to their respective fair values under the principles of APB 16, "Business Combinations." The most significant effects were to increase property, plant, and equipment, certain intangibles, inventory and certain liabilities. Accordingly, financial information for periods prior to May 26, 1998 (Predecessor) is not comparable with that for periods subsequent to May 26, 1998 (Successor). The data presented below should be read in conjunction with the Consolidated Financial Statements and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented elsewhere herein.

The balance sheet data of the Predecessor Company for fiscal years 1994 through 1997 has been restated for an understatement of retirement benefits payable. See Restatement of Financial Statements included in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Fiscal  Year
                                                          -------------------------------------------------------
                                                          January 2, 1999
                                                          -----------------
                                                          Successor |  Predecessor
                                                          Company   |   Company           Predecessor Company
                                                          (32       |   (20        ---------------------------------
                                                           Weeks)   |   Weeks)    1997     1996     1995      1994
                                                          --------  | -------- --------- -------- -------- ---------
                                                                    |          (Dollars in Thousands)
                                                                    |
                                                                    |
STATEMENT OF OPERATIONS DATA:                                       |
  Net Sales                                              $ 38,783   | $29,631  $ 72,983  $64,484  $68,118  $ 68,302
  Cost of goods sold                                       31,623   |  18,628    46,448   44,074   47,706    47,996
                                                          --------  | -------- --------- -------- -------- ---------
     Gross profit                                           7,160   |  11,003    26,535   20,410   20,412    20,306
  Selling, general and administrative expenses              4,611   |   3,824     8,489    8,875    8,667     8,198
  Management fees                                             534   |     132       475      725      275       275
  Amortization of goodwill                                  1,585   |     289       729      729      729       936
  Restructuring charges (a)                                     -   |       -         -        -      821         -
                                                          --------  | -------- --------- -------- -------- ---------
     Operating income                                         430   |   6,758    16,842   10,081    9,920    10,897
  Interest expense, net                                    (9,318)  |  (1,499)   (5,148)  (5,844)  (6,307)   (7,061)
  Other financing expense                                       -   |     (50)     (212)       -        -         -
  Minority interest in loss of                                      |
    consolidated subsidiary                                   106   |       -         -        -        -         -
                                                          --------  | -------- --------- -------- -------- ---------
     Income (loss) before taxes, extraordinary                      |
       item and cumulative effect of change in                      |
       accounting principle                                 (8,782) |   5,209    11,482    4,237    3,613     3,836
  Income tax (benefit) expense                              (2,722) |   1,868     4,015    1,638    1,628     1,788
                                                          --------  | -------- --------- -------- -------- ---------
     Income (loss) before extraordinary item                        |
        and cumulative effect of change in                          |
        accounting principle                                (6,060) |   3,341     7,476    2,599    1,985     2,048
  Extraordinary item (b)                                        -   |       -    (2,753)       -        -         -
  Cumulative effect of change in                                    |
        accounting principle (c)                                -   |       -         -        -     (855)        -
                                                          --------  | -------- --------- -------- -------- ---------
     Net income (loss)                                    $ (6,060) | $ 3,341   $ 4,714  $ 2,599  $ 1,130   $ 2,048
                                                          ========  | ======== ========= ======== ======== =========
OPERATING AND OTHER DATA:                                           |
  Net cash provided by operating activities               $  1,619  | $ 2,210   $ 9,960  $11,236  $ 7,612   $ 9,623
  Net cash (used in) investing activities                 (115,887) |    (730)   (2,529)  (2,767)  (3,357)   (2,784)
  Net cash provided by (used in) financing                          |
    activities                                             113,899  |    (308)  (11,697)  (4,700)  (5,000)  (10,262)
  EBITDA (d)                                                 8,445  |   8,564    21,121   15,928   15,810    16,550
  EBITDA margin (e)                                           21.8% |    28.9%     28.9%    24.7%    23.2%     24.2%
  Depreciation and amortization                           $  7,915  | $ 1,863   $ 4,409  $ 6,019  $ 6,096   $ 5,859
  Capital expenditures                                       1,110  |     968     2,558    2,809    3,455     2,839
  Ratio of earnings to fixed charges (f)                         -  |     4.4x      3.2x     1.7x     1.6x      1.5x
                                                                    |
BALANCE SHEET DATA (AT PERIOD END):                                 |
    Working capital                                       $ 15,168  | $19,328   $ 8,847  $ 8,380  $11,576   $11,677
    Net property, plant and equipment                       41,504  |  15,898    16,685   17,756   20,106    21,911
    Total assets                                           199,474  |  67,052    64,340   68,716   68,771    71,890
    Long-term debt (including current portion)             137,023  |  52,492    52,800   50,000   52,700    59,700
    Redeemable common stock                                      -  |   1,366     1,366    1,350    1,350     1,350
    Shareholders' equity                                            |
     (deficit) (As restated -                                       |
      see Note 15 of Notes to Consolidated                          |
      Financial Statements)                                 26,953  |  (1,234)   (5,957)  (2,743)  (5,345)   (6,459)


(a) Includes restructuring charges of $0.8 million in 1995 related to a reduction in the domestic workforce, closure of the Company's Canadian operation and writedown of certain assets.

(b) Extraordinary item relates to a loss on early extinguishment of debt, net of taxes of $1.7 million.

(c) Includes a cumulative effect of change in method of accounting for postretirement benefits of $0.9 million net of taxes in fiscal year 1995.

(d) EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Company's debt agreement. Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler and AIP, non-recurring restructuring charges, supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" as defined in the credit facility. The following is a summary of historical adjustments to operating income to determine EBITDA and Adjusted EBITDA:

                                                                                   Fiscal  Year
                                                   ----------------------------------------------------------
                                                     January 2, 1999
                                                   -------------------
                                                   Successor | Predecessor         Predecessor Company
                                                   Company   |  Company   -------------------------------------
                                                   (32 Weeks)| (20 Weeks)  1997     1996      1995      1994
                                                   --------- | --------- --------- -------- --------- ---------
                                                             |           (Dollars in Thousands)
                                                             |
Operating Income                                    $   430  |   $6,758   $16,842  $10,081   $ 9,920   $10,897
Depreciation                                          4,468  |    1,517     3,550    5,118     5,161     4,924
Amortization (including inventory write-up)           3,547  |      289       729      729       729       729
                                                     --------| ---------- --------- -------- --------- --------
   EBITDA                                             8,445  |    8,564    21,121   15,928    15,810    16,550
Unusual items:                                               |
   Management and transaction costs                     918  |      132       475      725       275       275
   Write-off of foreign investment                      300  |        -         -        -         -         -
   Millentex N.V. shareholder costs                     412  |        -         -        -         -         -
   Non-recurring restructuring charges                    -  |        -         -        -       821         -
   Supplemental bonus compensation                        -  |        -       775      870         -         -
   Compensation expense for certain                          |
      eliminated management positions                     -  |        -       260        -         -         -
    Incremental increases in obsolete                        |
      inventory reserves                                  -  |        -       210        -         -
                                                   --------- | --------- -------- --------  --------- ---------
  Adjusted EBITDA                                   $10,075  |   $8,696   $22,841  $17,523   $16,906   $16,825
                                                   ========= | ========= ========= ======== ========= =========


      EBITDA and Adjusted EBITDA are a basis upon which the Company assesses its financial performance, and certain covenants in the credit agreement are tied to similar measures. EBITDA and Adjusted EBITDA are not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. EBITDA and Adjusted EBITDA, as presented, represent a useful measure of assessing the Company's ongoing operating activities without the impact of financing activities and unusual items. While EBITDA and Adjusted EBITDA are frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

(e)   EBITDA as a percentage of net sales.

(f) For purposes of this computation, fixed charges consist of interest expense and amortization of deferred financing expenses. Earnings consist of income (loss) before taxes, extraordinary item and cumulative effect of change in accounting principle, plus fixed charges. For the 32 week period ended January 2, 1999, the deficiency in the coverage of fixed charges was approximately $8.8 million.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with "Selected Consolidated Historical Financial Data" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this report.

OVERVIEW

The Company has two reportable segments, the Textile Products group and the Metal Products group . The Textile Products group manufactures textile loom accessories including heddles, dropwires, harness frames and reeds, all of which are used to hold or guide individual yarns during the weaving process. In its Metal Products group, the Company processes and sells rolled products. In its wire rolling operations, the Company converts round rod to flat wire through a rolling process which results in a flat wire with a round edge. Originally developed to satisfy in-house heddle manufacturing needs, the Company's rolled products can also be found in a variety of other industries, including electronics, automotive and solar power.

On May 26, 1998, Steel Heddle Group, Inc. consummated the acquisition of SH Holdings Corp. ("Old Holdings"). SH Group, a corporation formed by AIP, was organized as a holding company to effectuate the acquisition of substantially all the outstanding stock of Old Holdings. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase cost has been allocated to the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed with the excess identified as goodwill.

As a result of the Acquisition, the assets and liabilities of Old Holdings were revalued to their respective fair values under the principles of APB No. 16, "Business Combinations." The most significant effects were to increase property, plant and equipment, certain intangibles, inventory and certain liabilities. Accordingly, financial information for periods prior to May 26, 1998 (Predecessor) is not comparable with that for periods subsequent to May 26, 1998 (Successor). The principal differences include increased depreciation and amortization expense resulting from write-up of the Company's fixed and intangible assets and goodwill and increased interest expense resulting from financing the Acquisition.

On October 23, 1998, Steel Heddle, through its wholly owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V., an entity organized under the laws of the Kingdom of Belgium. Millentex, N.V. was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Millentex N.V. based upon their estimated respective fair values at the date of acquisition. The preliminary fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Management believes that adjustments, if any, resulting from the finalization of the fair values will not have a significant effect on the allocation of the purchase price. Based on such preliminary allocation and subsequent adjustments, the purchase price was allocated to identifiable assets and there was no goodwill.

The financial position at January 2, 1999, and the results of operations from acquisition date through January 2, 1999 of Millentex N.V. are included in the Company's consolidated financial statements for the 32 weeks ended January 2, 1999 except in the calculation of Adjusted EBITDA where results of Millentex N.V. are included on a pro forma basis for the full twelve months in accordance with the definition of consolidated EBITDA in the credit facility.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary in February 1999, (subsequent to issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance benefit had been incorrectly calculated, for periods prior to the year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the postretirement life insurance obligation.

Accordingly, the financial statements for the years ended January 3, 1998 and December 28, 1996 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the years ended January 3, 1998 and December 28, 1996 was not material. The effect on the consolidated balance sheet as of January 3, 1998 is as follows:

                                           January 3, 1998
                                         Originally
                                          Reported     Restated
                                         ------------ ------------

Retirement benefits payable               $  5,126     $  7,439
Deferred income taxes, long-term             1,120          241
Deficit                                    (18,164)     (19,598)

The effect on the deficit in the accompanying consolidated statements of shareholders' equity (deficit) is as follows:

                                      Originally
                                       Reported             Restated
                                    ---------------      ----------------

December 30, 1995                      $ (17,548)            $ (18,982)
December 28, 1996                        (14,949)              (16,383)
January 3, 1998                          (18,164)              (19,598)
May 25, 1998                             (14,823)              (16,257)


BASIS OF PRESENTATION

The following table sets forth certain unaudited performance details for the periods shown. Net sales, costs of sales, gross profit, selling, general and administrative expenses, operating income and net income (loss) of the Company are presented in millions of dollars and as a percentage of sales.

                   32 Weeks Ended     20 Weeks Ended     Year Ended        Year Ended
                      January 2,          May 25,        January 3,        December 28,
                         1999              1998            1998               1996
                       Successor        Predecessor       Predecessor       Predecessor
                     --------------    --------------    --------------    --------------

Net sales            $38.7   100.0%    $29.6   100.0%    $73.0   100.0%    $64.5   100.0%
Cost of sales         31.6    81.5      18.6    62.9      46.4    63.6      44.1    68.3
Gross profit           7.2    18.5      11.0    37.1      26.5    36.4      20.4    31.7
SG&A                   4.6    11.9       3.8    12.9       8.5    11.6       8.9    13.8
Operating income        .4     1.1       6.8    22.8      16.8    23.1      10.1    15.6
Net income (loss)     (6.1)  (15.6)      3.3    11.3       4.7     6.5       2.6     4.0


COMPARISON OF RESULTS OF OPERATIONS

COMBINED YEAR ENDED JANUARY 2, 1999 COMPARED TO YEAR ENDED JANUARY 3, 1998 (PREDECESSOR)

For purposes of this discussion, the combined 32 week results of the Successor and the 20 week results of the Predecessor are compared to the full year fiscal 1997 results of the Predecessor.

 Net Sales. Net sales declined $4.6 million (6.3%) to $68.4 million during the year ended January 2, 1999 compared to $73.0 million during the year ended January 3, 1998. The decrease in net sales for the year resulted primarily from a decline in Textile Product sales of $4.6 million from $59.6 to $55.0 million. This decrease was partially offset by an increase in net sales of Metal Products of $0.5 million from $9.0 million to $9.5 million and the inclusion of $1.9 million of net sales from Millentex N.V. Domestic and international Textile Products net sales declined $3.6 million and $1.0 million, respectively.

The decrease in domestic net sales of Textile Products is attributable to a number of factors. Mill operating rates in the filament sector have been adversely affected by a surge in low cost fabric imports from Asia. Fewer new looms and the Company's associated products were purchased. In addition, as the significant number of new looms were installed in 1997 - replacing older looms - an increased amount of used accessories became available within larger mills to support their short-term accessory needs. Finally, mill managers have been reducing operating costs and expenditures for new accessories in reaction to uncertainties created in the domestic textile market by the Asian economic downturn.

The decrease in international net sales of Textile Products is attributable to several factors. Demand from Asia has been reduced as new loom installations as well as operating levels in that region have been significantly curtailed due to the currency devaluations and the lack of credit. This results in lower demand for the Company's Textile Products. The difficulties associated with opening commercial letters of credit to support international purchases has forced local textile mills to operate with existing accessories - mainly heddles - even if loom operating speeds and efficiency are reduced. In addition, the amount of secondhand accessories has increased due to reduced operating levels and some mill closings. The decrease in international net sales of Textile Products in 1998 was partially offset by an increase in net sales of $1.9 million from Millentex N.V.

Gross Profit. Gross profit for the year ended January 2, 1999 decreased $8.4 million to $18.2 million, 26.5% of net sales, compared to $26.5 million, 36.4% of net sales, for the year ended January 3, 1998. The decrease is primarily due to the decline in net sales volume in the Textile Products business segment, lower international prices for Textile Products sold in Asian markets due to heightened competition for fewer orders, underabsorption of fixed costs resulting from decreased units sold or transferred intercompany and to additional depreciation and amortization expense resulting from the write-up of the Company's assets in connection with the new basis of accounting used in the Acquisition. Depreciation and amortization totaled $6.1 million for the year ended January 2, 1999, an increase of $2.8 million compared to the comparable period of 1997. Millentex N.V. contributed a gross loss of $0.1 million in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended January 2, 1999 decreased $0.1 million to $8.4 million, 12.3% of net sales, from $8.5 million, 11.6% of net sales, for the year ended January 3, 1998. The decrease is due primarily to decreased incentive compensation resulting from declining business levels, partially offset by the write off of the Company's investment in its China operation of $0.3 million, an increase in depreciation expense of $0.2 million associated with the write-up of the Company's assets in connection with the new basis of accounting in the Acquisition and costs incurred in connection with the Company's year 2000 computer project of $0.3 million.

Operating Income. Operating income for the year ended January 2, 1999 was $7.2 million, 10.5% of net sales, compared to $16.8 million, 23.1% of net sales, for the year ended January 3, 1998. The decrease of $9.6 million, or 57.3% is due to the decrease in gross profit as described above and to an increase of $1.1 million in amortization of goodwill in connection with the new basis of accounting used in the Acquisition.

Net Income (Loss). The Company incurred a net loss of $2.8 million, 4.0% of net sales, for the year ended January 2, 1999 compared to net income of $4.7 million, 6.5% of net sales, for the year ended January 3, 1998. The loss during 1998 is due primarily to increased interest expense resulting from debt issued in connection with the Acquisition and to the factors noted above. Included in 1997 net income was an extraordinary charge for early extinguishment of debt of $2.8 million, net of income taxes of $1.7 million, incurred in connection with the refinancing of the Company's debt. The effective tax rate for the year ended January 2, 1999 is significantly different from the statutory rate due to an increase in the amount of nondeductible goodwill amortization related to the Acquisition.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Net Sales. Net sales increased to $73.0 million in 1997 from $64.5 million in 1996, an increase of 13.2%. The growth in net sales was primarily attributable to increased sales of loom accessories driven by the emergence of the U. S. textile industry from the recession of 1996. Of the Company's loom accessory products, heddle and dropwire sales increased 12.4%, frame sales increased 13.2% and reed sales increased 8.1%. The growth in net sales of loom accessories was partially offset by a 6.4% decrease in shuttle sales as older-technology shuttle-type looms continued to be phased out. Further contributing to the Company's strong growth in net sales, sales of rolled products increased to $9.0 million in 1997 from $7.4 million in 1996, an increase of 21.9%.

Gross Profit. Gross profit increased to $26.5 million in 1997 from $20.4 million in 1996, an increase of 30.0%. As a percentage of net sales, the Company's gross profit margin increased to 36.4% from 31.7%. The increase in both gross profit and gross profit margin was due primarily to the implementation of the cost reduction plan which was implemented between August 1995 and December 1996 and efficiency gains resulting from increased unit production. In addition, gross profit margin increased as a result of the Company's shift in product mix towards more customized, higher margin loom accessories and the reduction of depreciation expense associated with certain assets which became fully depreciated in 1996.

Selling, General and Administrative Expenses. SG&A decreased from $8.9 million for 1996 to $8.5 million for 1997. As a percentage of net sales, SG&A decreased to 11.6% from 13.8%. The improvement in SG&A as a percentage of net sales primarily stems from the implementation of the Company's cost reduction plan. In November 1995, after a comprehensive review of the business, the Company initiated a cost reduction plan which was completed in December 1996. As part of the cost reduction plan, the Company eliminated 120 full-time positions from its work force including 36 direct labor positions and 84 indirect and administrative positions. The Company's headcount reduction has not resulted in any unforeseen effects on operations, and the Company has not found it necessary to replace any of the eliminated positions. In addition, the Company also undertook other cost savings initiatives in its manufacturing and administrative functions, including aggressively renegotiating certain raw material supply contracts, reconfiguring manufacturing space, outsourcing certain manufacturing functions and modifying certain employee benefit programs. The Company's financial results for fiscal 1997 represent the first fiscal year to benefit from this cost-reduction plan.

Operating Income. Operating income increased to $16.8 million in 1997 from $10.1 million in 1996, an increase of 67.1%, primarily as a result of the increase in net sales, as well as the improvement in gross profit margin. As a percentage of net sales, operating income increased to 23.1% from 15.6%.

Net Income. Net income increased to $4.7 million in 1997 from $2.6 million in 1996, an increase of 81.4%. The increase is a result of the items noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate plus 1.0 percent or Eurodollar rates plus 2.25 percent, at the Company's option. At January 2, 1999, the interest rates on the Credit Facility borrowings ranged from 7.57% to 7.82% and approximately $16.1 million was available for borrowing under the revolving loan facility.

The Credit Facility and the Notes contain various financial covenants; including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at January 2, 1999.

Cash Flows from Operating Activities. The Company has historically generated sufficient internal cash flow from operations to fund its operations, capital expenditures and working capital requirements. Cash provided by operating activities for fiscal 1998 decreased to $3.8 million from $10.0 million for the year ended January 3, 1998. The decrease was primarily due to the Company's net loss in 1998 compared to net income in 1997, and by the extraordinary loss incurred upon the early extinguishment of debt in the prior year, partially offset by increased depreciation and amortization and a reduction in working capital requirements.

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended January 2, 1999 reflect the acquisition of substantially all of the Company's tangible and intangible assets and the Company's investment in Millentex N.V. and is not comparable to the prior period. The Company's capital expenditures for fiscal 1998 were $2.1 million, a decrease of $0.5 million compared to the same period in 1997. These expenditures were primarily for the replacement of machinery and equipment.

Cash Flows from Financing Activities. Cash flows from financing activities for the year ended January 2, 1999 reflect the initial capitalization of the Company through the issuance of Common Stock, Senior Discount Debentures, Senior Subordinated Notes and Credit Facility, all net of associated fees, and is not directly comparable to the prior year.

Adjusted EBITDA. EBITDA represents operating income plus depreciation and amortization and is calculated in a manner consistent with the definition of "Consolidated EBITDA" in the Note Indenture. Adjusted EBITDA, as presented below, represents EBITDA plus items which management believes to be unusual, including, but not limited to, management and transaction fees paid to Butler and AIP, supplemental bonus compensation, compensation expense for certain eliminated management positions and incremental increases in obsolete inventory reserves. Adjusted EBITDA is calculated in a manner substantially consistent with the definition of "Consolidated EBITDA" in the credit agreement. Adjusted EBITDA was $19.9 million for the year ended January 2, 1999 and $22.8 million for the year ended January 3, 1998.

Adjusted EBITDA is included herein as it is a basis upon which the Company assesses its financial performance, and certain covenants in the credit agreement are tied to similar measures. Adjusted EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity. Adjusted EBITDA, as presented, represents a useful measure of assessing the Company's ongoing operating activities without the impact of financing activities and unusual items. While EBITDA and Adjusted EBITDA are frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Liquidity. The Company's principal sources of funds are cash provided by operating activities and borrowings under its revolving credit facility. The Company believes that such funds will be adequate for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations on both a short-term and a long-term basis. However, the level of the Company's indebtedness could have important consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, product development, general corporate purposes or other purposes may be materially limited or impaired; (ii) significant amounts of the Company's borrowings bear interest at variable rates, which could result in higher interest expense in the event of increases in interest rates; (iii) the Company's debt agreements contain financial and restrictive covenants, the failure to comply with which may result in an event of default which if not cured or waived, could have a material adverse effect on the Company; (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (v) the Company's substantial degree of leverage may limit its flexibility to adjust to changing market conditions, reduce its ability to withstand competitive pressures and make it more vulnerable to a downturn in general economic conditions or in its business or be unable to carry out capital spending. The Company's ability to fund its operations and make planned capital expenditures, to make scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn, are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond its control.

YEAR 2000 MATTERS

Certain computer programs written with two digits rather than four to define the applicable year may experience problems handling dates near the end of and beyond the year 1999. This may cause computer applications to fail or to create erroneous results unless corrective actions are taken.

Steel Heddle initiated the process of preparing its computer systems and applications for the Year 2000 in 1997. This process involves addressing the impacts on information technology (IT) systems plus non-IT systems involving embedded chip technology. The process involves modifying or replacing certain hardware and software maintained by the Company as well as communicating with customers and suppliers to ensure that they are taking appropriate actions to remedy their Year 2000 issues. The Company will utilize both internal and external resources to reprogram or replace, and test the software for Year 2000 modifications. The

Company anticipates completing the Year 2000 project during the third quarter of 1999, which is prior to any anticipated impact on its operating systems. The Company is also developing contingency plans in the event there are any systems disruptions as a result of the Year 2000 problem.

With respect to IT systems, the plan includes programs relating to (i) computer applications, including those for mainframes, client server systems and personal computers and (ii) IT infrastructure, including hardware, software, network technology and data communications. In the case of non-IT systems the Year 2000 plan includes programs relating to equipment and processes used in manufacturing and equipment and systems in buildings not encompassed by manufacturing equipment.

The project is being conducted in phases, described as follows:
   Inventory Phase - Identify hardware, software, processes or devices that use or process date information. Assessment Phase - Identify Year 2000 date processing deficiencies and related implications. Planning Phase - Determine for each deficiency an appropriate solution and budget. Implementation and Testing Phase - Implement designed solutions and conduct appropriate testing.

IT Applications: The Company has completed the inventory, assessment and planning phases for all IT applications considered to be mission-critical and is currently in the implementation and testing phase. Implementation and testing involves repair of existing systems, and in some cases, complete replacement with purchased systems that are Year 2000 compliant. Modified systems are subjected to rigorous testing in a non-production environment with production data and moved to a production environment for further testing and monitoring. Modifications to existing systems are approximately 90 % complete. Testing and monitoring of those systems will continue throughout 1999. Mission-critical systems scheduled for replacement include only the general ledger accounting system, which will be replaced with a purchased system. Replacement and testing will be completed by August 31, 1999.

IT Infrastructure: The Company has completed the inventory, assessment and planning phases and is currently in the implementation phase. Implementation involves repairing or replacing infrastructure hardware and software and obtaining vendor certifications. Implementation is expected to be completed by June 30, 1999.

Non-IT systems: Management has reviewed production and building infrastructure equipment and systems used in its operations and has requested written certification from vendors. Implementation is expected to be completed by June 1999.

The Company has surveyed all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those parties' failures to remediate their Year 2000 issues. The Company has received representations from its primary third-party vendors that they will have resolved any Year 2000 problems in their software prior to any impact on their operating systems. However, many of the responses will require follow-up, which is to be completed during the third quarter of 1999.

The cost of the year 2000 project is estimated at $1.0 million and is being funded through operating cash flows. Of the total project cost, an estimated $0.4 million is attributable to the purchase of new software and hardware and will be capitalized. The remaining estimated $0.6 million, will be expensed as incurred and is not expected to have a material effect on the results of operations. The Company has incurred $0.4 million of costs during fiscal 1998 of which $0.3 million has been expensed.

The Company is preparing contingency plans relating specifically to identified Year 2000 risks and developing cost estimates relating to these plans. Contingency plans may include stockpiling raw materials, increasing inventory levels, and securing alternative sources of materials and supplies and other appropriate measures. Management anticipates completion of the Year 2000 contingency plans during the third quarter of 1999. Once developed, Year 2000 contingency plans and related cost estimates will be tested and continually refined as additional information becomes available.

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

Further, there can be no assurance given that any or all of the Company's systems are or will be Year 2000 compliant or that the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition. Furthermore, no assurance can be given that the third parties important to Steel Heddle will successfully and timely reprogram or replace, and test, all of their own computer hardware, software and process control systems. However, the Company believes that its Year 2000 readiness program, including related contingency planning, should significantly reduce the possibility of significant interruptions of normal operations.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in Fiscal 1999. The Company's historical policy on software costs has closely paralleled the SOP's requirements, therefore, management believes adoption of this statement will not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk relating to the Company's operations result primarily from volatility in interest rates and foreign currency exchange rates.

Interest rate risk. The Company has exposure to interest rate changes primarily relating to its bank term debt and revolver and its foreign debt. The bank debt bears interest at rates which vary with changes in (i) the bank's prime rate, or
(ii) Eurodollar Rate. The foreign debt bears interest at rates which vary with changes in the Belgium Interbank Offered Rate. The total of all such variable-rate debt was approximately $37,023 at January 2, 1999. A 100 basis point change in interest rates would not have a material impact on the Company's consolidated financial position or results of operations.

Foreign currency risk. The Company has two foreign subsidiaries located in Mexico and Belgium and conducts business in a number of other countries. Sales by foreign subsidiaries are denominated in the local currency of the subsidiary, and international sales from U.S. operations are generally denominated in U.S. dollars. Approximately 22% of the Company's revenues are generated outside the United States. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political, and market conditions.

At January 2, 1999, the functional currency of the Belgium subsidiary was its local currency while the functional currency of the Mexican subsidiary was the U.S. dollar. Gains or losses from translation of foreign operations where the local currency is the functional currency are included as a separate component of shareholder's equity. To date, translation losses have not been significant. The Company's net investment in its foreign subsidiaries was $2,246 at January 2, 1999. If the foreign currency exchange rates fluctuate by 10% from rates at January 2, 1999, the effect on the Company's financial position and results of operations would not be material.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Steel Heddle Mfg. Co.

We have audited the accompanying consolidated balance sheet of Steel Heddle Mfg. Co. and subsidiaries as of January 2, 1999 (Successor) and the related consolidated statements of operations and comprehensive income (loss), shareholder's equity (deficit), and cash flows for the period from May 26, 1998 through January 2, 1999 (Successor) and the period from January 4, 1998 through May 25, 1998 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steel Heddle Mfg. Co. and subsidiaries at January 2, 1999 (Successor) and the results of their operations and their cash flows for the period from May 26, 1998 through January 2, 1999 (Successor) and the period from January 4, 1998 through May 25, 1998 (Predecessor) in conformity with generally accepted accounting principles.

As discussed in Note 15 to the consolidated financial statements, the consolidated statement of shareholders' equity (deficit) for the period from January 4, 1998 to May 25, 1998 has been restated.



/s/ Deloitte & Touche LLP
Greenville, South Carolina
March 5, 1999,
except for Note 15
as to which date is
March 26, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Steel Heddle Mfg. Co.

We have audited the accompanying consolidated balance sheet of Steel Heddle Mfg. Co. and subsidiaries as of January 3, 1998 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity/(deficit) and cash flows for each of the two years in the period ended January 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steel Heddle Mfg. Co. and subsidiaries at January 3, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 3, 1998 in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP
Greenville, SC
January 28, 1998, except for Note 16,
as to which the date is May 26, 1998,
and Note 15, as to which the date
is March 26, 1999

                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         SUCCESSOR      |   PREDECESSOR
                                                          COMPANY       |     COMPANY
                                                      JANUARY 2, 1999   |  JANUARY 3, 1998
                                                      ----------------  |  ----------------
                                                                        |  (As restated -
                                                                        |   see Note 15)
ASSETS                                                                  |
                                                                        |
                                                                        |
CURRENT ASSETS:                                                         |
     Cash and cash equivalents                                $  1,182  |          $    379
     Accounts receivable, net                                    9,873  |             9,290
     Income taxes receivable                                     1,279  |                 -
     Inventories                                                19,730  |            14,030
     Prepaid expenses                                              125  |                99
                                                      ----------------- | ------------------
                                                                        |
               Total current assets                             32,189  |            23,798
                                                                        |
PROPERTY PLANT & EQUIPMENT:                                             |
     Cost                                                       46,014  |            52,561
     Less accumulated depreciation                              (4,510) |           (35,876)
                                                      ----------------- | ------------------
                                                                        |
                                                                41,504  |            16,685
                                                                        |
OTHER ASSETS:                                                           |
     Prepaid pension costs                                       2,185  |               546
     Goodwill, net                                             107,124  |            22,537
     Identifiable intangible assets, net                        12,203  |                 -
     Sundry                                                      4,269  |               774
                                                      ----------------- | ------------------
                                                                        |
                                                               125,781  |            23,857
                                                      ----------------- | ------------------
                                                                        |
TOTAL ASSETS                                                  $199,474  |          $ 64,340
                                                      ================= | ==================



See notes to consolidated financial statements

                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                                         SUCCESSOR     |    PREDECESSOR
                                                                          COMPANY      |      COMPANY
                                                                       JANUARY 2, 1999 |  JANUARY 3, 1998
                                                                      ---------------- | ------------------
                                                                                       |  (As restated -
                                                                                       |   see Note 15)
                                                                                       |
LIABILITIES AND SHAREHOLDER'S EQUITY                                                   |
     (DEFICIT)                                                                         |
CURRENT LIABILITIES:                                                                   |
     Accounts payable                                                        $  2,423  |           $ 2,166
     Accrued and sundry liabilities                                             6,078  |             5,313
     Deferred income taxes                                                      2,049  |               670
     Income taxes payable                                                         143  |               302
     Current portion of long-term debt                                          6,328  |             6,500
                                                                      ---------------- | ------------------
                                                                                       |
          Total current liabilities                                            17,021  |            14,951
                                                                                       |
LONG-TERM DEBT, LESS CURRENT PORTION                                          130,695  |            46,300
                                                                                       |
RETIREMENT BENEFITS PAYABLE                                                     7,317  |             7,439
                                                                                       |
DEFERRED INCOME TAXES                                                          15,528  |               241
                                                                                       |
MINORITY INTEREST IN CONSOLIDATED                                                      |
     SUBSIDIARY                                                                 1,960  |                 -
                                                                                       |
REDEEMABLE COMMON STOCK:                                                               |
     Parent Company Class A - $0.01 par value per share -                              |
       authorized 2,000,000 shares, issued and outstanding                             |
       91,080 shares at January 3, 1998 (Predecessor)                               -  |             1,366
                                                                                       |
SHAREHOLDER'S EQUITY (DEFICIT):                                                        |
     Common stock - $0.10 par value per share - authorized,                            |
       issued and outstanding 100 shares at                                            |
       January 2, 1999 (Successor); and common stock -                                 |
          $1 par value per share - authorized 1,500,000 shares,                        |
          issued and outstanding 10 shares at January 3, 1998                          |
          (Predecessor)                                                             -  |                 -
     Additional paid-in capital                                                37,943  |            13,689
     Deficit                                                                   (6,060) |           (19,598)
     Notes receivable - shareholders                                             (350) |                -
     Carryover basis of management's interest                                  (4,494) |                -
     Accumulated other comprehensive loss                                         (86) |               (48)
                                                                      ---------------- | ------------------
          Total shareholder's equity (deficit)                                 26,953  |            (5,957)
                                                                      ---------------- | ------------------
                                                                                       |
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                             |
     (DEFICIT)                                                               $199,474  |           $64,340
                                                                      ================ | ==================


See notes to consolidated financial statements

                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)



                                                           Period     |    Period
                                                           May 26,    |  January 4,       FISCAL YEAR ENDED
                                                           1998 to    |    1998       --------------------------
                                                          January 2,  |  to May 25,     January 3,  December 28,
                                                            1999      |    1998            1998         1996
                                                          ----------- | -------------- ------------ -------------
                                                          SUCCESSOR   |  PREDECESSOR    PREDECESSOR PREDECESSOR
                                                           COMPANY    |    COMPANY       COMPANY      COMPANY
                                                          (32 WEEKS)  |  (20 WEEKS)    (53 WEEKS)    (52 WEEKS)
                                                                      |
                                                                      |
NET SALES                                                   $ 38,783  |      $ 29,631     $ 72,983      $ 64,484
                                                                      |
COST OF GOODS SOLD                                            31,623  |        18,628       46,448        44,074
                                                          ----------- | -------------- ------------ -------------
GROSS PROFIT                                                   7,160  |        11,003       26,535        20,410
                                                                      |
SELLING, GENERAL AND ADMINISTRATIVE                                   |
     EXPENSES                                                  4,611  |         3,824        8,489         8,875
                                                                      |
MANAGEMENT FEES                                                  534  |           132          475           725
                                                                      |
AMORTIZATION OF GOODWILL                                       1,585  |           289          729           729
                                                          ----------- | -------------- ------------ -------------
                                                                      |
OPERATING INCOME                                                 430  |         6,758       16,842        10,081
                                                                      |
OTHER INCOME (EXPENSE):                                               |
     Interest income                                              83  |            29          136           110
     Interest expense, including amortization of                      |
       deferred financing costs                               (9,401) |        (1,528)      (5,284)       (5,954)
     Other financing expense                                       -  |           (50)        (212)            -
                                                          ----------- | -------------- ------------ -------------
                                                                      |
INCOME (LOSS) BEFORE MINORITY                                         |
     INTEREST, INCOME TAXES, AND                                      |
     EXTRAORDINARY ITEM                                        (8,888)|         5,209       11,482         4,237
                                                                      |
MINORITY INTEREST IN LOSS OF                                          |
     CONSOLIDATED SUBSIDIARY                                      106 |             -            -             -
                                                          ----------- | -------------- ------------ -------------
                                                                      |
INCOME (LOSS) BEFORE INCOME TAXES                                     |
     AND EXTRAORDINARY ITEM                                    (8,782)|         5,209       11,482         4,237
                                                                      |
INCOME TAX (BENEFIT) EXPENSE                                   (2,722)|         1,868        4,015         1,638
                                                          ----------- | -------------- ------------ -------------
                                                                      |
INCOME (LOSS) BEFORE                                                  |
     EXTRAORDINARY ITEM                                        (6,060)|         3,341        7,467         2,599
                                                                      |
EXTRAORDINARY LOSS ON THE EARLY                                       |
     EXTINGUISHMENT OF DEBT, NET OF                                   |
     INCOME TAXES OF $1,688                                        -  |             -       (2,753)            -
                                                          ----------- | -------------- ------------ -------------
                                                                      |
NET INCOME (LOSS)                                              (6,060)|         3,341        4,714         2,599
                                                                      |
OTHER COMPREHENSIVE INCOME (LOSS) -                                   |
     NET OF TAX:                                                      |
     Foreign currency translation adjustment                      (54)|            16            1             3
                                                          ----------- | -------------- ------------ -------------
                                                                      |
COMPREHENSIVE INCOME (LOSS)                                  $ (6,114)|        $3,357       $4,715        $2,602
                                                          =========== | ============== ============ =============


See notes to consolidated financial statements

                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    (Dollars in thousands, except per share)



                                                                                              Carryover    Accumulated
                                  Common       Common   Additional               Notes        Basis of       Other
                                  Stock -      Stock -   Paid-in               Receivable-   Management's  Comprehensive
                                  Shares       Amount    Capital    Deficit   Shareholders    Interest       Loss       Total
                                  ------       -----     -------   --------   ------------   -----------   ----------   ------
PREDECESSOR COMPANY
Balance - December 30, 1995
    (As restated - see Note 15)        10          --   $ 13,689   $(18,982)         --          --    $    (52)     $ (5,345)
  Foreign currency translation
    adjustment                         --          --                    --          --          --           3             3
  Net income                           --          --                 2,599          --          --          --         2,599
                                 --------    --------   --------   --------    --------    --------    --------      --------
Balance - December 28, 1996
    (As restated - see Note 15)        10          --     13,689    (16,383)         --          --         (49)       (2,743)
  Foreign currency translation
    adjustment                         --          --                    --          --          --           1             1
  Dividends paid                       --          --                (7,929)         --          --          --        (7,929)
  Net income                           --          --                 4,714          --          --          --         4,714
                                 --------    --------   --------   --------    --------    --------    --------      --------
Balance - January 3, 1998
    (As restated - see Note 15)        10          --     13,689    (19,598)         --          --         (48)       (5,957)
  Foreign currency translation
    adjustment                         --          --                    --          --          --          16            16
  Net income                           --          --                 3,341          --          --          --         3,341
                                 --------    --------   --------   --------    --------    --------    --------      --------
Balance - May 25, 1998
    (As restated - see Note 15)        10          --     13,689    (16,257)         --          --         (32)       (2,600)
Purchase accounting
   adjustments in connection
   with the Acquisition                90          --     24,254     16,257        (350)     (4,494)         --        35,667
                                 --------    --------   --------   --------    --------    --------    --------      --------
==============================================================================================================================
SUCCESSOR COMPANY
Balance - May 26, 1998                100          --     37,943         --        (350)     (4,494)        (32)       33,067
   Foreign currency translation
     adjustment                        --          --         --         --          --          --         (54)          (54)
   Net loss                            --          --         --     (6,060)         --          --          --        (6,060)
                                 --------    --------   --------   --------    --------    --------    --------      --------
Balance - January 2, 1999             100          --   $ 37,943   $ (6,060    $   (350)   $ (4,494)   $    (86)     $ 26,953
                                 ========    ========   ========   ========    ========    ========    ========      ========

See notes to consolidated financial statements

                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                             Period   |   Period
                                                            May 26,   | January 4,     FISCAL YEAR ENDED
                                                            1998 to   |    1998     -------------------------
                                                           January 2, |   to May 26, January     December 28,
                                                              1999    |     1998      3, 1998        1996
                                                          ----------- | ------------ ----------- -------------
                                                          SUCCESSOR   |  PREDECESSOR PREDECESSOR  PREDESSOR
                                                           COMPANY    |   COMPANY     COMPANY      COMPANY
                                                          (32 WEEKS)  | (20 WEEKS)   (53 WEEKS)   (52 WEEKS)
                                                                      |
OPERATING ACTIVITIES:                                                 |
  Net income (loss)                                        $  (6,060) |   $   3,341    $   4,714    $   2,599
  Adjustments to reconcile net income (loss) to net                   |
     cash provided by operating activities:                           |
     Depreciation                                              4,468  |       1,517        3,550        5,118
     Amortization                                              3,447  |         346          859          901
     Loss on disposal of property, plant and equipment            30  |          --           50           --
     Benefit for deferred income taxes                        (1,542) |         (83)        (610)        (600)
     Accrued retirement benefit costs                             26  |         176          160         (220)
     Extraordinary loss                                           --  |          --        4,441           --
     Changes in operating assets and liabilities:                     |
         Accounts receivable                                   4,351  |      (1,977)        (428)        (548)
         Inventories                                           3,394  |        (888)      (1,060)       1,018
         Prepaid expenses                                         (4) |          (5)           8           14
         Income taxes receivable                              (1,279) |          --           --           --
         Sundry assets                                          (607) |          --           --           --
         Accounts payable                                       (713) |         203         (167)         303
         Accrued and sundry liabilities                       (3,539) |      (2,127)      (1,498)       2,489
         Income taxes payable                                   (353) |       1,707          (59)         162
                                                           ---------  |   ---------    ---------    ---------
            Net cash provided by operating activities          1,619  |       2,210        9,960       11,236
                                                                      |
INVESTING ACTIVITIES:                                                 |
     Acquisition of SH Holdings Corp.:                                |
         Current assets                                      (31,128) |          --           --           --
         Property, plant and equipment                       (41,272) |          --           --           --
         Other assets                                         (2,487) |          --           --           --
         Intangible assets                                  (124,357) |          --           --           --
         Current and noncurrent liabilities                   16,905  |          --           --           --
         Deferred income taxes                                16,891  |          --           --           --
         Long-term debt                                       52,492  |          --           --           --
                                                           ---------  |   ---------    ---------    ---------
     Net cash used to acquire SH Holdings Corp.             (112,956) |          --           --           --
     Acquisition of Millentex Investment Corp,                        |
         net of cash acquired                                 (1,821) |          --           --           --
     Purchase of property, plant and equipment, net           (1,110) |        (968)      (2,558)      (2,809)
     Proceeds on disposals of property, plant and                     |
         equipment                                                --  |         238           29           42
                                                           ---------  |   ---------    ---------    ---------
            Net cash used in investing activities           (115,887) |        (730)      (2,529)      (2,767)



                     STEEL HEDDLE MFG. CO. AND SUBSIDIARIES

                             (Dollars in thousands)


                                           Period  |   Period
                                          May 26,  | January 4,     FISCAL YEAR ENDED
                                          1998 to  |    1998     -------------------------
                                         January 2,|   to May 26,  January 3,  December 28,
                                            1999   |     1998         1998        1996
                                        -----------| ------------ ----------- -------------
                                        SUCCESSOR  |  PREDECESSOR PREDECESSOR  PREDESSOR
                                         COMPANY   |   COMPANY     COMPANY      COMPANY
                                        (32 WEEKS) | (20 WEEKS)   (53 WEEKS)   (52 WEEKS)
                                                   |
                                                   |
FINANCING ACTIVITIES:                              |
     Proceeds from issuance of debt      134,094   |     1,317       66,500           --
     Payments of debt, including                   |
       penalty                           (52,492)  |    (1,625)     (69,390)      (2,700)
     Revolver borrowings                           |
      (repayments), net                     (400)  |        --           --       (2,000)
     Capital contribution                 37,561   |        --           16           --
     Dividends paid                           --   |        --       (7,929)          --
     Investment by minority interest          64   |        --           --           --
     Financing costs incurred             (4,928)  |        --         (894)          --
                                       ---------   | ---------    ---------    ---------
       Net cash provided                           |
        by (used in) financing                     |
        activities                       113,899   |      (308)     (11,697)      (4,700)
                                       ---------   | ---------    ---------    ---------
                                                   |
INCREASE (DECREASE) IN CASH AND CASH               |
     EQUIVALENTS                            (369)  |     1,172       (4,266)       3,769
                                                   |
CASH AND CASH EQUIVALENTS AT                       |
     BEGINNING OF PERIOD                   1,551   |       379        4,645          876
                                       ---------   | ---------    ---------    ---------
                                                   |
CASH AND CASH EQUIVALENTS AT                       |
     END OF PERIOD                     $   1,182   | $   1,551    $     379    $   4,645
                                       =========   | =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                     $   6,491     $   1,893    $   7,800    $   4,700
     Income taxes paid                 $     258     $     270    $   2,954    $   2,105


See notes to consolidated financial statements

STEEL HEDDLE MFG. CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1.  ORGANIZATION, OPERATIONS AND ACQUISITION

ORGANIZATION AND OPERATIONS - Steel Heddle Mfg. Co. ("Steel Heddle" or the "Company"), a Pennsylvania corporation and a wholly-owned subsidiary of Steel Heddle Group, Inc., manufactures products and loom accessories used by textile weaving mills and processes metal products from its wire rolling facilities for use in the electronics, solar power and automotive industries, among others. The Company's manufacturing plants are located in the southern United States, Mexico, and Belgium. The Company sells to foreign and domestic companies. The Company has net assets of approximately $3.8 million located in Belgium, while the net assets in Mexico are not material.

THE ACQUISITION OF STEEL HEDDLE - On May, 26 1998, Steel Heddle Group, Inc. ("SH Group") consummated the acquisition (the "Acquisition"), of SH Holdings Corp. ("Old Holdings"). SH Group, a corporation formed by American Industrial Partners Capital Fund II, L.P. (together with its affiliates, "AIP"), was organized as a holding company to effect the acquisition of all of the outstanding common stock of Old Holdings. The purchase price, including transaction fees and expenses, of approximately $175.2 million was financed with a $25 million capital contribution from AIP (including rollover ownership interests of certain members of management), approximately $15 million in proceeds from SH Group's issuance of $29.25 million of 13 3/4 % Senior Subordinated Discount Debentures, issuance of $100 million of 10 5/8% Senior Subordinated Notes (the "Notes") of Steel Heddle and borrowings of approximately $33.6 million under a new bank credit facility (the "Credit Facility") of Steel Heddle. The acquisition was accounted for using the purchase method of accounting.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Old Holdings based upon their estimated respective fair values at the date of Acquisition. The preliminary fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Management believes that adjustments, if any, resulting from the finalization of the fair values will not have a significant effect on the allocation of the purchase price or the determination of goodwill. Based on such preliminary allocation and subsequent adjustments, the purchase price exceeded the fair value of the net assets acquired by approximately $108.7 million. In addition, certain options ("Rollover Options") to purchase the common stock of the Predecessor that were held by continuing management employees prior to the time of the Acquisition were converted into options to acquire 17,707 shares of common stock of SH Group at an exercise price of $15 per share. On a fully-diluted basis, the Rollover Options represent approximately 5% ownership interest in SH Group immediately following the Acquisition. The carryover basis of management's interest in the Rollover Options, $4,494, has been considered in the allocation of the purchase cost and in the initial basis of equity. Since assets and liabilities of Old Holdings have been adjusted to their fair values as of the date of Acquisition, the financial information for periods prior to May 26, 1998 ("Predecessor Company") are not comparable with financial information for periods subsequent to that date ("Successor Company").

The following unaudited pro forma financial information shows the results of operations as though the Acquisition occurred as of the beginning of the 1998 and the 1997 fiscal years. These results include straight-line amortization of the excess of the purchase price over the net assets acquired over a forty-year period, the straight-line amortization of certain identifiable intangible assets over a twelve and a half-year period, an increase in depreciation expense as a result of the write-up of fixed assets to their fair market value, an increase in management fees paid to a related party due to a new contract with the new ownership group, an increase in interest expense as a result of the debt issued and financing costs incurred to finance the Acquisition, and a reduction in income tax expense as a result of the reductions in income resulting from the above described increased expenses.

                                    UNAUDITED PRO FORMA
                                        YEAR  ENDED
                                January 2,      January 3,
                                   1999            1998
                              --------------- ---------------

Revenue                       $ 68,414        $ 72,983
Operating income                 4,312           8,845
Net loss                        (6,489)         (4,058)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition occurred at the beginning of the 1998 and the 1997 fiscal years or (ii) future results of operations.

THE ACQUISITION OF MILLENTEX - On October 23, 1998, Steel Heddle, through its wholly-owned subsidiary, Millentex Investment Corporation, acquired a 49% ownership interest in Millentex, N.V. ("Millentex"), an entity organized under the laws of the Kingdom of Belgium. Millentex, was established on August 16, 1998 to effect the acquisition of the outstanding common stock of a company (the "Belgium Company") with operations in the loom accessories industry. The purchase price of approximately $2 million was financed via a capital contribution from Steel Heddle and was accounted for using the purchase method of accounting. The financial position at January 2, 1999, and the results of operations from acquisition date through January 2, 1999 of Millentex N.V. are included in the Company's consolidated financial statements for the 32 weeks ended January 2, 1999.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities of Millentex based upon their estimated respective fair values at the date of acquisition. The preliminary fair values have been determined by independent appraisals, valuations and other means deemed appropriate by management. Management believes that adjustments, if any, resulting from the finalization of the fair values will not have a significant effect on the allocation of the purchase price. Based on such preliminary allocation and subsequent adjustments, the purchase price was allocated to the identifiable assets and there was no goodwill.

The following unaudited pro forma financial information shows the results of operations as though Millentex Investment Corporation's acquisition and Millentex's acquisition of the Belgium Company occurred at the beginning of the 1998 and the 1997 fiscal years. These results include an increase in interest expense as a result of the debt recorded on Millentex's books, an increase in depreciation expense as a result of recording the assets at their fair values upon Millentex's purchase of the Belgium Company and a reduction in income tax expense as a result of the reductions in income resulting from the above described increased expenses.

                                       UNAUDITED PRO FORMA
                                            YEAR  ENDED
                                    January 2,      January 3,
                                       1999            1998
                                  --------------- ---------------

Revenue                            $  78,869          $ 85,983
Operating income                       4,991             8,254
Net loss                              (6,569)           (4,474)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the acquisition occurred as of the beginning of the 1998 and the 1997 fiscal years or (ii) future results of operations.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - All subsidiaries are wholly-owned except for Millentex. The Company owns 49% of Millentex and believes consolidation is appropriate due to a call option that allows the Company to acquire the remaining 51% interest at its discretion. All subsidiaries' accounts are included in the consolidated financial statements and all significant intercompany items and transactions have been eliminated in consolidation. Minority interest in consolidated loss of Millentex is included in the Company's consolidated statement of operations and comprehensive loss and minority interest in net assets of Millentex is reflected as an other liability in the Company's consolidated balance sheet.

FISCAL YEAR - The Company's fiscal year ends on the Saturday closest to December
31. The Successor Company had a 32-week period from May 26, 1998, acquisition date, to January 2, 1999. The Predecessor Company had a 20-week period ended May 25, 1998, a 53-week year ended January 3, 1998, and a 52-week year ended December 28, 1996.

FOREIGN CURRENCY - Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at current exchange rates. Income and expense accounts for these operations are translated at the average of exchange rates during the period.

Effective December 29, 1996, the Predecessor Company changed the functional currency for its Mexican subsidiary from the Mexican peso to the United States dollar because the cumulative inflation index in Mexico had been approximately 100% over a three-year period ended December 28, 1996. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" the cumulative translation adjustment at December 29, 1996, accumulated in shareholder's equity prior to this change in functional currency, remained a separate component of shareholder's equity.

Upon adoption of SFAS No. 130 "Comprehensive Income," the foreign currency translation adjustment is included as the only component of other comprehensive income (loss) in the accompanying consolidated financial statements.

CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash equivalents at January 2, 1999 is approximately $569, which approximates fair value, invested in an overnight investment fund with a bank.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, average cost method or last-in, first-out (LIFO) method.

IMPAIRMENT OF LONG_LIVED ASSETS - In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

PROPERTY, PLANT AND EQUIPMENT -Property, plant and equipment is stated at cost. The estimated useful lives used in the computation of depreciation expense are as follows:


Buildings and improvements                                     5 to 40 years
Machinery and equipment                                        2 to  8 years
Furniture and fixtures                                         2 to 10 years
Automotive equipment                                           2 to  4 years

OTHER ASSETS - Deferred financing costs associated with the Acquisition financing were approximately $3.9 million and are being amortized using the interest method . Accumulated amortization was approximately $0.3 million at January 2, 1999. Goodwill arising from the acquisition is approximately $108.7 million and is being amortized over forty years using the straight-line method. Accumulated amortization was approximately $1.6 million on January 2, 1999. Identifiable intangible assets acquired in the Acquisition, consisting principally of engineering drawings, were approximately $12.8 million and are being amortized on the straight-line method over 12.5 years. Accumulated amortization was approximately $0.6 million at January 2, 1999. The Company assesses the recoverability of goodwill and other intangible assets by projecting future net income related to the acquired business, before the effect of amortization of intangible assets, over the remaining amortization period of such assets.

INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes represent the future income tax effect of temporary differences between the book and tax basis of the Company's assets and liabilities, assuming they will be realized and settled at the amount reported in the Company's financial statements.

REVENUE RECOGNITION - The Company recognizes revenue from product sales when it has shipped the goods to the customer.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued and sundry liabilities approximate their fair value. The fair value of the Company's debt is described in Note 7.

PENSION COSTS - The Company's funding policy is to contribute amounts to its formal funded plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus any additional amounts as the Company may determine to be appropriate from time to time.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING - The Company expenses all advertising costs as incurred. Advertising costs for the Company are immaterial.

CONCENTRATIONS OF CREDIT RISK - The Company principally sells to textile weaving mills. Trade receivables are the financial instrument exposing the Company to credit risk. Management evaluates the credit worthiness of its customers and establishes credit limits for each customer considering many factors, including historical experience and the current financial condition of each customer. The Company does not generally have credit insurance or obtain collateral for its domestic trade receivables. However, a majority of the foreign trade receivables arising from domestic sales are insured or secured by letter of credit.

ADOPTION OF NEW ACCOUNTING STANDARDS - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. The only comprehensive income (loss) the Company has is foreign currency translation adjustment. The income tax effect of the foreign currency translation adjustment is not material to the Company.

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires entities to disclose detailed financial information about its operating segments in a manner consistent with internal reporting used by the Company to allocate resources and assess financial performance.

In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which revises disclosures about pensions and other postretirement benefit plans, but it does not change the measurement or recognition of those plans.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company in Fiscal 2000. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 requires external and internal indirect costs of developing or obtaining internal-use software to be capitalized as a long-lived asset and also requires training costs included in the purchase price of computer software costs associated with research and development to be expensed as incurred. SOP 98-1 will be effective for the Company in Fiscal 1999. The Company's historical policy on software costs has closely paralleled the SOP's requirements, therefore, management believes adoption of this statement will not have a significant effect on the Company's consolidated financial position, results of operations or cash flows.

3.      EXTRAORDINARY ITEM

On February 21, 1997, the Predecessor Company entered into a credit arrangement with a bank group consisting of a Term Loan Facility of $52.5 million and a $15 million Revolving Line of Credit. The Company utilized proceeds of the Term Loan and Revolving Credit Facility to repay its senior notes in the principal amount of $24.9 million plus a penalty of $2.5 million and to repay its subordinated notes in the principal amount of $25.1 million plus a penalty of $3.2 million. The total penalty net of other losses and gains on the refinancing is reported as an extraordinary item, net of taxes of approximately $1.7 million. Included in the net extraordinary loss is a reversal of accrued interest of approximately $1.4 million. This reversal resulted from the difference between the stated rate of interest and the effective rate of interest.

4.      INVENTORIES

                                              Successor          Predecessor
                                               Company            Company
                                               January 2,         January 3,
                                                  1999               1998
                                             -------------      -------------
Raw materials and component parts                 $ 7,614            $ 6,312
Work in process and finished goods                 12,116              7,718
                                             -------------      -------------
                                                  $19,730            $14,030
                                             =============      =============

Inventories priced by the LIFO method were approximately $10,866 at January 2, 1999 and approximately $11,100 at January 3, 1998. If all inventories had been priced by the FIFO or average cost method, they would have been higher than the amounts reported by approximately $779 and $600 at January 2, 1999 and January 3, 1998, respectively.

5.      PROPERTY, PLANT AND EQUIPMENT

                                                 Successor       Predecessor
                                                  Company          Company
                                              January 2, 1999  January 3, 1998
                                                -------------   --------------
Land                                                $    672         $    855
Buildings and improvements                            13,369           10,692
Machinery and equipment                               26,493           32,362
Furniture and fixtures                                 4,793            7,640
Automotive equipment                                     592              827
Construction in progress                                  95              185
                                                -------------   --------------
                                                    $ 46,014         $ 52,561
                                                =============   ==============

6.      ACCRUED AND SUNDRY LIABILITIES

                                                  Successor       Predecessor
                                                  Company          Company
                                                 January 2,      January 3,
                                                    1999            1998
                                                -------------   --------------
Wages, salaries and other compensation               $ 2,627          $ 3,006
Accrual for hazardous waste site maintenance             537              269
Interest                                               1,474              709
Group insurance                                          306              475
Other                                                  1,134              854
                                                -------------   --------------
                                                     $ 6,078          $ 5,313
                                                =============   ==============

7.     LONG-TERM DEBT

                                                             Successor       Predecessor
                                                              Company          Company
                                                              January 2,      January 3,
                                                                 1999             1998
                                                            -------------   --------------
10 5/8 % Senior Subordinated Notes ("Notes")                    $100,000          $     -
Bank Credit Facility ("Credit Facility"):
     Term loan                                                    30,000                -
     Revolving loan                                                3,200                -
Foreign Notes Payable                                                654                -
Foreign Revolving Lines of Credit                                  3,169                -
Senior Notes (repaid at the Acquisition)                               -           46,000
Revolving Line of Credit (repaid at the Acquisition)                   -            6,800
                                                            -------------   --------------
                                                                 137,023           52,800
Less current portion                                               6,328            6,500
                                                            -------------   --------------
                                                                $130,695          $46,300
                                                            =============   ==============


The old senior notes and the old revolving line of credit were repaid in connection with the new financing associated with the Acquisition.

The Notes are due in full on June 1, 2008. Interest on the Notes is payable semi-annually in arrears commencing on December 1, 1998.

The Credit Facility consists of a $30 million term and a $20 million revolving loan commitment. The term loan is payable in quarterly installments ranging from $1 million to $2 million beginning July 3, 1999 through April 3, 2004. The term loan and the revolving loan bear interest at the bank's prime rate (as defined) plus 1.0 percent or Eurodollar rates (as defined) plus 2.25 percent, at the Company's option. At January 2, 1999, the interest rates on the Credit Facility borrowings ranged from 7.57% to 7.82% and approximately $16.1 million was available for borrowing under the revolving loan facility. Substantially all of the Company's assets are pledged as collateral under the Credit Facility.

The Credit Facility and the Notes contain various financial covenants; including minimum levels of EBITDA, minimum interest coverage ratio and maximum capital expenditures and total leverage ratio. The non-financial covenants restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, prepay other indebtedness or amend certain debt instruments, pay dividends, create liens on assets, enter into sale and leaseback transactions, make investments, loans or advances, make acquisitions, engage in mergers or consolidations or engage in certain transactions with affiliates and otherwise restrict certain corporate activities. The Company was in compliance with its various financial and non-financial covenants at January 2, 1999.

The foreign notes payable and foreign revolving lines of credit are borrowings by an entity in which the Company has a 49% ownership interest. The foreign notes payable incur interest at rates ranging from 4.0% to 7.2% with interest payments due quarterly. Principal payments ranging from $11 to $29 are due quarterly. At January 2, 1999, the foreign revolving lines of credit incurred interest at a rate of 4.35%. The foreign subsidiary had approximately $578 available under these revolving lines of credit at January 2, 1999. Substantially all of the foreign entity's current assets are pledged as collateral under two of the foreign revolving lines of credit.

Future annual principal payments are due as follows:

1999                                       $  6,328
2000                                          4,909
2001                                          5,909
2002                                          6,851
2003                                          7,793
Thereafter                                  105,233
                                         -----------
                                           $137,023
                                         ===========

The carrying amount of the Company's borrowings under its revolving credit agreements approximates fair value based on the variable interest rates of this debt. The fair value of the Company's long-term debt is estimated based on the quoted prices for the same or similar issues or on the current notes offered to the Company for the debt of the same or similar maturities. The fair value of the Notes at January 2, 1999 was $70,000. At January 3, 1998, the carrying amount of the long-term debt of the Predecessor Company approximated its fair value.

8.    RETIREMENT BENEFIT PLANS

The Company has a funded defined benefit noncontributory pension plan and an unfunded postretirement benefit plan for employees meeting certain eligibility requirements. Additionally, the Company provides an unfunded supplemental pension plan which is a nonqualified plan under which direct payments are made to certain retired personnel based on years of service and compensation.

Unfunded Postretirement Benefit Plan - The Company has an informal arrangement under which it provides certain life insurance benefits for retired hourly and salary employees. No separate funding is provided under this arrangement.

In addition to the above plan, the Company has an informal arrangement under which it provides certain health care benefits for retired employees. No separate funding is provided under this arrangement. Only those active employees born before January 1, 1935 who have worked at least five years for the Company may become eligible for these benefits. Expense for the life insurance benefits and health care benefits is recognized by an annual computation of the present value of the Company's liability for future payments for active and retired employees and a charge to operations for the current year portion of the computed liability.

401(k) Plan - The Company has an employee savings and investment plan qualified under Section 401(k) of the Internal Revenue Code. This plan is funded in part from member voluntary contributions, with the Company's contribution equal to 65.0% of the amount of member basic contributions, but limited to 3.9% of total compensation of the members. The plan provides for additional member voluntary contributions of up to 10.0% of member's total compensation. Contributions made by the Successor Company for the period from May 26, 1998 through January 2, 1999 totaled approximately $358 while contributions made by the Predecessor Company for the period January 4, 1998 through May 25, 1998 and the fiscal years ended January 3, 1998 and December 28, 1996 totaled approximately $310, $669, and $608, respectively.

The following schedules reconcile benefit obligations and plan assets to the amounts recorded on the consolidated balance sheets.


                                             Pension Benefits          Other Benefits
                                           ----------------------   ----------------------
                                           Successor   Predecessor  Successor Predecessor
                                            32 Weeks     Year       32 Weeks     Year
                                             Ended       Ended        Ended      Ended
                                           January     January      January   January 3,
                                            2, 1999     3, 1998      2, 1999     1998
                                           ----------- ----------   --------- ------------
                                                                                 (Restated)
Change in benefit obligation:
Benefit obligation at beginning of period   $ 19,656    $ 17,787    $  6,249    $  6,875
Obligation assumed in the Millentex
acquisition                                    1,073          --          --          --
Service cost                                     458         642          22           4
Interest cost                                    804       1,328         217         307
Actuarial (gain) loss                          1,664         298        (313)        219
Benefits paid                                   (908)     (1,847)       (359)       (828)
                                            --------    --------    --------    --------
Benefit obligation at end of period           22,747      18,208       5,816       6,577
                                            --------    --------    --------    --------

Change in plan assets:
Fair value of plan assets at beginning
of period                                     20,778      18,744          --          --
Assets assumed in the Millentex
acquisition                                      494          --          --          --
Actual return on plan assets                   1,753       3,073          --          --
Employer contribution                             --          --         359         828
Benefits paid                                   (821)     (1,704)       (359)       (828)
                                            --------    --------    --------    --------
Fair Value of plan assets at end of
period                                        22,204      20,113          --          --
                                            --------    --------    --------    --------

Over (under) funded:                            (543)      1,905      (5,816)     (6,577)
Unrecognized net actuarial loss (gain)         1,368      (1,597)         --          --
Unrecognized prior service costs                  --        (540)         --          --
                                            --------    --------    --------    --------
Prepaid (accrued) benefit costs             $    825    $   (232)   $ (5,816)   $ (6,577)
                                            ========    ========    ========    ========


Plan assets are invested in fixed income securities, equities and money market securities. The projected benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,854 and $494, respectively, as of January 2, 1999, and $778 and $0 as of January 3, 1998.

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation, the rate of increase in compensation and the expected long-term rate of return on assets for each year were as follows:

                                            Pension Benefits           Other Benefits
                                         ------------------------   ---------------------
                                          Successor   Predecessor   Successor  Predecessor
                                          32 Weeks       Year       32 Weeks     Year
                                            Ended       Ended         Ended      Ended
                                         January 2,   January 3,    January 2, January 3,
                                            1999        1998          1999        1998
                                         ------------ -----------   ---------- ----------
Weighted-average assumptions at period end:
Discount rate                            5.5 to 6.75%     7.75%        6.75%        7.75%
Expected return on plan assets           5.5 to 8.00%     8.00%          -           -

Rate of compensation increase            3.0 to 4.00%     4.75%        5.00%        5.00%


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% in 1998 gradually declining to 5.5% in the year 2005 and remaining at that level thereafter. A 1% increase in the per capita cost of health care benefits results in a $10 increase in the accrued postretirement benefit obligation and a $1 increase in the total service and interest cost components of the benefit expense for the 32 week period ended January 2, 1999. A 1% decrease in the per capita cost of health care benefits results in a $13 decrease in the accrued postretirement benefit obligation and a $1 decrease in the total service and interest cost components of the benefit expense for the 32 week period ended January 2, 1999.

Components of postretirement expense included the following:

                                                       Pension Benefits
                                      Successor  Predecessor   Predecessor   Predecessor
                                      32 Weeks     20 Weeks       Year           Year
                                        Ended       Ended         Ended         Ended
                                      January 2,   May 25,      January 3,   December 28,
                                         1999       1998          1998          1996
                                     ------------ ----------- ------------ ---------------
Service cost                          $   458       $   327       $   642       $   337
Interest cost                             804           575         1,328         1,297
Return on plan assets                    (897)         (641)       (1,433)       (1,415)
Recognized actuarial gain (loss)           10            38            55            52
Net amortization                           --           (31)          (74)          (74)
                                      -------       -------       -------       -------
Net periodic benefit cost             $   375       $   268       $   518       $   197
                                      =======       =======       =======       =======

                                                        Other Benefits
                                      Successor  Predecessor  Predecessor   Predecessor
                                      32 Weeks     20 Weeks      Year           Year
                                        Ended       Ended        Ended         Ended
                                      January 2,    May 28,    January 3,   December 28,
                                         1999        1998        1998          1996
                                     ------------ ----------- ------------ ---------------

Service cost                          $    22       $    16      $      4       $     5
Interest cost                             217           155           307           326
Recognized actuarial gain (loss)         (313)         (275)          219          (298)
                                      -------       -------      --------       -------
Net periodic benefit cost (benefit)   $   (74)      $  (104)     $    530       $    33
                                      =======       =======      ========       =======

Total expense under all retirement plans was $659, for the Successor Company's thirty-two week period ended January 2, 1999, and $627, $1,200, and $863 for the Predecessor Company's twenty week period ended May 25, 1998, and the years ended January 3, 1998 and December 28, 1996, respectively.

9.      STOCK OPTION PLANS

On May 26, 1998, SH Group adopted the Steel Heddle Group, Inc. Management Stock Option Plan (the "Plan"), a non-qualified stock option plan. Under the terms of the plan, options to purchase 13,172 shares of SH Group's common stock at an exercise price of $100 per share were granted to certain members of management in conjunction with the Acquisition. All options vest on May 26, 2005, but certain options may vest earlier if certain specified annual EBITDA (as defined) targets are achieved from 1998 through 2001. In addition, the plan provides that options to purchase up to 5,645 shares of SH Group's common stock at an exercise price of $100 per share may be granted to certain members of management on a discretionary basis. At January 2, 1999, no such discretionary options were granted.

The 17,707 Rollover Options discussed in Note 1 were exercisable on the date of grant and expire on the earlier of May 26, 2008 or the sale of the Company. At January 2, 1999, none of the Rollover Options had been exercised.

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under APB No. 25, whenever the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In addition, SFAS No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma effect on net income if a Company continues to account for stock options under the provisions of APB No. 25 rather than the alternative fair value accounting provided under SFAS No. 123. The Company used the minimum value method to develop the pro-forma effect. Assumptions used in valuing stock options include a risk free rate of 6%, dividend yield of 0.0% and an expected life of 10 years. Had compensation cost for the Company's May 26, 1998 stock options been determined based upon the fair value at the date of grant for such awards consistent with the provisions of SFAS No. 123, the Successor Company would have recorded expense in the thirty-two week period ended January 2, 1999, net of taxes, of $1,056 and $33 for the Rollover Options and the Plan options, respectively.

10.   INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            Successor         Predecessor
                                                             Company           Company
                                                            January 2,        January 3,
                                                               1999              1998
                                                         ---------------    --------------
                                                                             (Restated)
Deferred tax liabilities:
     Funded pension                                            $    830           $   219
     LIFO                                                         1,564             1,317
     Property, plant and equipment                               12,753             3,385
     Identifiable intangible assets                               4,632                 -
     Inventory basis adjustment                                   1,560                 -
     Other                                                          778                37
                                                         ---------------    --------------
Gross deferred tax liabilities                                   22,117             4,958

Deferred tax assets:
     Unfunded pension                                             2,737             2,896
     Vacation accrual                                               455               436
     Healthcare accrual                                             116               190
     Hazardous waste accrual                                        204               107
     Inventory obsolescence                                         535               276
     Other                                                          493               142
                                                         ---------------    --------------
Gross deferred tax assets                                         4,540             4,047
                                                         ---------------    --------------
Net deferred tax liabilities                                   $ 17,577           $   911
                                                         ===============    ==============


Recognized as follows in the accompanying consolidated balance sheets:

Current deferred  income tax liability                         $  2,049           $   670
Long-term deferred income tax liability                          15,528               241
                                                         ---------------    --------------
                                                               $ 17,577           $   911
                                                         ===============    ==============


Significant components of the provision for income taxes, including the tax provision for extraordinary items are as follows:

                          Successor     Predecessor      Predecessor       Predecessor
                          Company         Company          Company           Company
                       32 Weeks Ended   20 weeks Ended   Year Ended        Year Ended
                       January 2, 1999   May 25, 1998     January 3,     December 28, 1996
                                                             1998
                       --------------   -------------    ------------    ----------------
Current:
     Federal                $(1,253)         $ 1,898         $ 2,964             $ 2,024
     State                       -                53             (27)                214
     Foreign                    (47)               -               -                   -
                       --------------   -------------    ------------    ----------------
                             (1,300)           1,951           2,937               2,238

Deferred:
     Federal                   (702)             (66)           (521)               (512)
     State                     (597)             (17)            (89)                (88)
     Foreign                   (123)               -               -                   -
                       --------------   -------------    ------------    ----------------
                             (1,422)             (83)           (610)               (600)
                       --------------   -------------    ------------    ----------------
                            $(2,722)         $ 1,868         $ 2,327             $ 1,638
                       ==============   =============    ============    ================

The reconciliation of income tax computed at the United States statutory rate to income tax expense is shown below:

                                                       Predecessor Company
                             Successor Company -----------------------------------------------------------------
                              32 Weeks Ended             20 Weeks Ended        Year  Ended        Year  Ended
                                January 2,                    May 25,           January 3,        December 28,
                                  1999                         1998               1998                1996
                                --------------------    -----------------   -------------------  ---------------
                                 Amount      Percent     Amount   Percent    Amount     Percent  Amount   Percent
                                --------     -------    -------- --------   --------    -------  ------   -------
Tax (benefit) at U.S.
  statutory rates               $(2,986)     (34.0)%   $ 1,771      34.0%     $2,394      34.0%   $1,440    34.0%
State income tax
  (benefit), net
  of federal tax effect            (394)      (4.5)         21       0.4         (77)     (1.1)       83     2.0
Goodwill amortization               539        6.1          97       1.8         248       3.5       248     5.9
Meals and                            21        0.2          21       0.4          38       0.5        33     0.8
 entertainment
Benefit of foreign                  (72)      (0.8)        (42)     (0.8)       (140)     (2.0)     (110)   (2.6)
 subsidiary
Foreign deemed                      246        2.8
 dividend
AMT credit                          (76)      (0.8)
Other, net                                                                      (136)     (1.9)      (56)   (1.4)
                                --------     -------   -------   -------      ------    -------   -------   -----
                                $(2,722)     (31.0)%   $ 1,868      35.8%     $2,327      32.9%   $1,638    38.7%
                                ========     =======   =======   =======      ======    =======   =======   =====

At January 2, 1999, the Company had a federal net operating loss which can be carried back to the tax year ended January 3, 1998. A receivable is recorded in the current tax account to reflect the expected benefit of this federal net operating loss carryback. Also at January 2, 1999, the Company has state net operating loss carryforwards of approximately $7.5 million, which begin to expire in the year 2012.

11.     RELATED PARTY TRANSACTIONS

On May 26, 1998, the Company and SH Group, Inc. entered into a management services agreement with AIP. AIP provides general management, financial and other corporate advisory services to the Company for $895 annually, payable in semi-annual installments on May 30 and November 29 and will be reimbursed for out-of-pocket expenses. The agreement expires on the earlier of May 26, 2008, or such other date as AIP and the Company mutually agree. During the thirty-two weeks ended January 2, 1999, AIP was paid $534 in such fees and expenses.

At the close of the Acquisition, AIP was paid a fee of $2.0 million and reimbursed out-of-pocket expenses in connection with the negotiation of the Acquisition and for providing certain investment banking services to the Company including the arrangement and negotiation of the terms of the Credit Facility, the arrangement and negotiation of the terms of the old notes and for other financial advisory and management consulting services.

In addition, at the close of the acquisition of Millentex, AIP was paid a fee of $0.1 million and reimbursed out-of-pocket expenses in connection with the negotiation of that acquisition.

BCC Industrial Services, Inc. ("BCC"), an affiliate of Butler Capital Corporation, provided consulting services to the Company pursuant to a Consulting Services Agreement dated as of January 1, 1996 and received remuneration of $132 in the twenty week period ended May 26, 1998 and $275 in each of fiscal 1997 and 1996. In fiscal 1996, BCC received a special one-time payment of $450. Such agreement was terminated upon consummation of the Acquisition. In connection with the refinancing in fiscal 1997, BCC received a one-time payment of $200.

Interest paid on the Senior Notes and the Subordinated Notes payable to shareholders who collectively owned 100% of the Predecessor's Parent Company Class B Common Stock was $8,492 (including prepayment penalty) and $4,505 in 1997 and 1996, respectively.

On November 15, 1998, Millentex N.V. terminated the old leases and entered into new leases for land and buildings used by Millentex N.V. in production. The new leases have annual payments of approximately $210, increased annually by the consumer price index on the anniversary date and expire on October 22, 2007. The leased land and buildings are owned by an entity which is wholly-owned by the entity that holds the remaining 51% investment in Millentex N.V.

In connection with the Acquisition, certain officers of the Company purchased shares of the SH Group's common stock which are secured by notes from the officers. The notes bear interest at 6% per year, require annual payments beginning in 1999 and mature on May 26, 2003. The notes have been presented as a separate component of shareholder's equity (deficit).

12.    COMMITMENTS AND CONTINGENCIES

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

The Company believes that it is in substantial compliance with all existing environmental laws and regulations to which it is subject. In addition, the Company is subject to liability under environmental laws relating to the past release or disposal of hazardous materials. The Company has included in accrued and sundry liabilities an accrual for hazardous waste site maintenance for the estimated total cost over an initial period of 30 years to close out and monitor its inactive hazardous waste site. Payment is secured by a standby letter of credit of approximately $671. To date, and in management's belief for the foreseeable future, additional liability under and compliance with existing environmental laws has not had and will not have a material adverse effect on the Company's financial position or results of operations.

COMMITMENT (RELATED PARTY) - Also in connection with the financing of the May 26, 1998 acquisition, SH Group issued $29,250 of 13 3/4% Senior Discounted Debentures ("Debentures"). The Debentures are a legal obligation of SH Group, however, SH Group is dependent on dividends from Steel Heddle to meet the debt service requirements of the Debentures. The Debentures (original proceeds of $15,016 and accreted value of $16,262 at January 2, 1999) will mature on June 1, 2009. The Debentures are accreting to a principal amount of $29,250 on June 1, 2003. Interest on the Debentures will be payable semi-annually in arrears commencing on December 4, 2003. Cash flow requirements of Steel Heddle to service SH Group's Debentures commence on December 4, 2003 and total approximately $2,011 in 2003, $4,022 in each of 2004 to 2008, and $31,261
($2,011 representing interest and $29,250 representing principal) in 2009. Payment of such dividends by Steel Heddle to SH Group are permitted under the terms of the Credit Facility and Notes.

13.      SEGMENT INFORMATION

The Company has two reportable segments, the Textile Products Group ("Textile Products") and the Metal Products Group ("Metal Products"). Textile Products manufactures textile loom accessories including heddles, dropwires, harness frames and reeds, all of which are used to hold or guide individual yarns during the weaving process. Metal Products processes and sells rolled products. Metal Product's wire rolling operation provides material used by Textile Products and a variety of other industries, including electronics, automotive and solar power. Included in Other below are amounts associated with the Company's Mexican subsidiary, the shuttle division, frame reconditioning, tools and molds and the corporate division. The Company's reportable segments are business units that offer different products or primarily generate sales from different customers. No customer accounted for over 10% of the consolidated sales of the Company during any Successor or Predecessor period.

The Company evaluates performance and allocates resources based on gross profit or loss before selling, general and administrative expenses, management fees, amortization of goodwill, net interest expense and income tax expense or benefit. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at cost. There is no intercompany profit or loss on intersegment sales or transfers.



SUCCESSOR COMPANY
32 Weeks Ended                           Textile       Metal
January 2, 1999                          Products    Products      Other        Total
------------------------------          ----------- ------------ ----------- -------------
Revenues from external
     customers                            $ 31,169      $ 5,457     $ 2,157      $ 38,783
Intersegment revenues                          205        2,957         100         3,262
Depreciation and amortization                3,369        1,035         663         5,067
Segment profit                               5,921        1,164          75         7,160
Segment assets                              62,530       17,074      12,746        92,350
Segment capital expenditures                   555          255         300         1,110

PREDECESSOR COMPANY
20 Weeks Ended                           Textile       Metal
May 25, 1998                             Products    Products      Other        Total
------------------------------          ----------- ------------ ----------- -------------
Revenues from external
     customers                            $ 23,781      $ 4,012     $ 1,838      $ 29,631
Intersegment revenues                          263        2,561         113         2,937
Depreciation                                 1,020          257         240         1,517
Segment profit                               8,695        1,800         508        11,003
Segment capital expenditures                   453          198         317           968

Year Ended                               Textile       Metal
January 3, 1998                          Products    Products      Other        Total
------------------------------          ----------- ------------ ----------- -------------
Revenues from external
     customers                            $ 59,516      $ 8,960     $ 4,507      $ 72,983
Intersegment revenues                          516        7,393         298         8,207
Depreciation                                 2,374          625         551         3,550
Segment profit                              21,550        4,308         677        26,535
Segment assets                              28,175        8,374       5,254        41,803
Segment capital expenditures                 1,472          342         744         2,558








Year Ended                               Textile       Metal
December 28, 1996                        Products    Products      Other        Total
------------------------------          ----------- ------------ ----------- -------------
Revenues from external
     customers                            $ 53,481      $ 7,351     $ 3,652      $ 64,484
Intersegment revenues                          458        6,023         352         6,833
Depreciation                                 3,399        1,070         649         5,118
Segment profit                              16,897        2,805         708        20,410
Segment assets                              27,719        8,418       9,313        45,450
Segment capital expenditures                 1,836          633         340         2,809


                                        Successor   Predecessor
                                         32 Weeks    20 Weeks    Predecessor Predecessor
                                           Ended       Ended     Year Ended   Year Ended
REVENUES                                January 2,    May 25,    January 3,     December
                                           1999        1998         1998       28, 1996
                                        ----------- ------------ ----------- -------------
Total revenues for reportable segments    $ 39,788     $ 30,617    $ 76,385      $ 67,313
Other revenues                               2,257        1,951       4,805         4,004
Elimination of intersegment revenues        (3,262)      (2,937)     (8,207)       (6,833)
                                        ----------- ------------ ----------- -------------

Total consolidated revenues               $ 38,783     $ 29,631    $ 72,983      $ 64,484
                                        =========== ============ =========== =============

                                        Successor   Predecessor
                                         32 Weeks    20 Weeks    Predecessor  Predecessor
                                           Ended       Ended     Year Ended    Year Ended
PROFIT                                  January 2,    May 25,     January 3,    December
                                            1999       1998          1998       28, 1996
                                        ----------- ------------ ----------- -------------
Total profit for reportable segments      $  7,085     $ 10,495    $ 25,858      $ 19,702
Other profit                                    75          508         677           708
Unallocated amounts:
     Selling, general and administrative    (4,611)      (3,824)     (8,489)       (8,875)
     Management fees                          (534)        (132)       (475)         (725)
     Amortization of goodwill               (1,585)        (289)       (729)         (729)
     Interest, net                          (9,318)      (1,499)     (5,148)       (5,844)
     Other                                       -          (50)       (212)            -
                                        ----------- ------------ ----------- -------------
(Loss) income before minority
     interest, income taxes, and
      extraordinary item                  $ (8,888)    $ 5,209     $ 11,482      $  4,237
                                        =========== ============ =========== =============


                                                Successor     Predecessor
ASSETS                                          January 2,     January 3,
                                                   1999           1998
                                               -------------- --------------
Total assets for reportable segments           $  79,604        $36,549
Other assets                                      12,746          5,254
Assets not allocated to segments:
     Goodwill                                    107,124         22,537
                                               -------------- --------------

Total assets                                   $ 199,474        $64,340
                                               ============== ==============



                                    Successor    Predecessor  Predecessor    Predecessor
                                     32 Weeks     20 Weeks     Year Ended    Year Ended
                                      Ended         Ended
                                    January 2,     May 25,     January 3,    December 28,
                                       1999         1998          1998           1996
                                   ------------- ------------ ------------- --------------
REVENUES
     United States                     $ 29,959     $ 23,545      $ 56,951       $ 49,266
     Foreign                              8,824        6,086        16,032         15,218
                                   ------------- ------------ ------------- --------------

          Total                        $ 38,783     $ 29,631      $ 72,983       $ 64,484
                                   ============= ============ ============= ==============

                                                  Successor   Predecessor
                                                 January 2,    January 3,
                                                    1999          1998
                                                 ------------ -------------
LONG-LIVED ASSETS
     United States                                 $ 157,228      $ 38,888
     Foreign                                           3,603           334
                                                 ------------ -------------

          Total                                    $ 160,831      $ 39,222
                                                 ============ =============

14.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table shows the activity for the allowance for doubtful accounts.


                                        Balance at  Charges to     Increase                   Balance at
                                        Beginning    Costs and      due to       Deductions     End of
                                        of Period     Expenses    Acquisition       (1)        Period
                                        ---------   --------       ---------     ---------- ---------
SUCCESSOR COMPANY
32 Weeks ended January 2, 1999
   Deducted from asset accounts:
        Allowance for uncollectible
         accounts                         $ 123        $  -          $ 59        $(23)          $ 159
                                        =========     ========    =========    ==========     =========

PREDECESSOR COMPANY
20 Weeks Ended May 25, 1998
     Deducted from asset accounts:
        Allowance for uncollectible
accounts                                  $ 125        $  1             -        $ (3)          $ 123
                                        =========     ========    =========    ==========     =========

Year Ended January 3, 1998 Deducted
 from asset accounts:
         Allowance for uncollectible
           accounts                       $ 100        $ 71             -        $(46)          $ 125
                                        =========     ========    =========    ==========     =========

Year Ended December 28, 1996 Deducted
      from asset accounts:
         Allowance for uncollectible
          accounts                        $ 100        $ $8          $  -        $ (8)          $ 100
                                        =========     ========    =========    ==========     =========


(1) Uncollectible accounts written off, net of recoveries

15.     RESTATEMENT OF FINANCIAL STATEMENTS

The Company has an arrangement under which it provides life insurance benefits for retired hourly and salaried employees. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires that the liability be calculated at the actuarial present value of the estimated ultimate cost of the benefit being provided. The Company was informed by its actuary in February 1999, (subsequent to the issuance of the Company's fiscal 1997 financial statements) that the liability for the postretirement life insurance benefit had been incorrectly calculated, for periods prior to year ended January 2, 1999, because a blended insurance premium rate for both active and retired employees was used, rather than the premium rate attributable to retired employees, which resulted in an understatement of the postretirement life insurance obligation.

The financial statements for the years ended January 3, 1998 and December 28, 1996 have been restated to correct the understatement of retirement benefits payable. The effect of the restatement on the consolidated statements of operations and comprehensive income (loss) and cash flows for the years ended January 3, 1998 and December 28, 1996 was not material. The effect on the consolidated balance sheet as of January 3, 1998 is as follows:

                                             January 3, 1998
                                         Originally
                                          Reported     Restated
                                         ------------ ------------

Retirement benefits payable                   $5,126      $ 7,439
Deferred income taxes, long-term               1,120          241
Deficit                                      (18,164)     (19,598)

 The effect on the deficit in the accompanying consolidated statements of shareholders' equity (deficit) is as follows:

                                       Originally
                                        Reported         Restated
                                       -----------      ------------

December 30, 1995                       $(17,548)         $(18,982)
December 28, 1996                        (14,949)          (16,383)
January 3, 1998                          (18,164)          (19,598)
May 25, 1998                             (14,823)          (16,257)


16.    PAYMENT OF STEEL HEDDLE'S SENIOR SUBORDINATED NOTES

Payment of the Notes is unconditionally guaranteed, jointly and severally, on a senior subordinated basis by certain of Steel Heddle's wholly owned subsidiaries. Management has determined that separate complete financial statements of the guarantor entities would not be material to users of the financial statements, therefore, the following information sets forth condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 JANUARY 2, 1999
                                    SUCCESSOR


                                   Combined          Combined              Reclassifications
                                   Guarantor      Non-Guarantor      The          And
                                  Subsidiaries    Subsidiaries     Company    Eliminations  Consolidated
                                  ------------    -------------    -------   -------------  ------------
Assets:
Cash and cash equivalents           $     12         $    759     $    411      $             $   1,182
Accounts receivable                                     3,179        6,694                        9,873
Inventories                                             4,195       15,535                       19,730
Income taxes receivable                                    28        1,251                        1,279
Prepaid expenses                         153               17          108           (153)          125
                                    ---------     -----------     --------    -----------     ----------
          Total current assets           165            8,178       23,999           (153)       32,189
Due from affiliates                                     3,307       74,366        (77,673)            -
Notes receivable from affiliates      74,774                                      (74,774)            -
Investments in subsidiaries            3,546                        78,724        (82,270)            -
Property, plant & equipment, net                        3,604       37,900                       41,504
Other assets and deferred
charges, net                                              580      125,201                      125,781
                                    --------      -----------     --------    -----------     ---------
          Total assets              $ 78,485         $ 15,669     $340,190      $(234,870)    $ 199,474
                                    ========      ===========     ========    ===========     =========

Liabilities and shareholder's
equity:
Accounts payable and accrued and
     sundry liabilities             $                $  1,856     $  6,798      $    (153)    $   8,501
Due to affiliates, net                  2,231                                      (2,231)            -
Deferred income taxes                                     423        1,626                        2,049
Income taxes                                              143                                       143
Current portion of long-term debt                       3,328        3,000                        6,328
                                    ---------     -----------     ---------   -----------     ---------
          Total current
           liabilities                  2,231           5,750       11,424         (2,384)       17,021
Long-term debt, less current
portion                                                   495      204,974        (74,774)      130,695
Retirement benefits payable                               606        6,711                        7,317
Deferred income taxes                                     840       14,688                       15,528
Redeemable common stock
Minority interest                                                                   1,960         1,960
Shareholder's equity (deficit)         76,254           7,978      102,393       (159,672)       26,953
                                    ---------     -----------     ---------  -----------      ---------
          Total liabilities and
            shareholder's
            equity (deficit)        $  78,485        $ 15,669     $340,190      $(234,870)    $ 199,474
                                    =========     ===========     =========   ===========     =========


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 JANUARY 3, 1998
                                   PREDECESSOR

                                    Combined      Combined            Reclassifications
                                    Guarantor     Non-Guarantor   The        And
                                    Subsidiaries  Subsidiaries Company  Eliminations  Consolidated
                                   ------------- ------------- -------  ------------- ------------

Assets:
Cash and cash equivalents           $      16   $      96    $     267    $           $     379
Accounts receivable                       212         294        8,784                    9,290
Inventories                                           315       13,715                   14,030
Prepaid expenses                                        5           94                       99
                                    ---------   ---------    ---------    ---------    ---------
          Total current assets            228         710       22,860                   23,798
Due from affiliates                                 3,348                   (3,348)
Notes receivable from affiliates       69,443                              (69,443)
Investments in subsidiaries               176                   71,029     (71,205)
Property, plant & equipment, net                      334       16,351                    16,685
Other assets and deferred
charges, net                                            7       23,850                    23,857
                                    ---------   ---------    ---------    ---------    ---------
          Total assets              $  69,847   $   4,399    $ 134,090    $(143,996)   $  64,340
                                    =========   =========    =========    =========    =========

Liabilities and shareholder's
equity:
Accounts payable and accrued and
     sundry liabilities             $           $      23    $   7,456    $            $   7,479
Due to affiliates, net                  3,018                      330       (3,348)
Deferred income taxes                                              670                       670
Income taxes                                                       302                       302
Current portion of long-term debt                                6,500                     6,500
                                    ---------   ---------    ---------    ---------    ---------
          Total current
           liabilities                  3,018          23       15,258       (3,348)      14,951
Long-term debt, less current
 portion                                                       115,743      (69,443)      46,300
Retirement benefits payable                                      7,439                     7,439
Deferred income taxes                                              241                       241
Redeemable common stock                                          1,366                     1,366
Shareholder's equity (deficit)         66,829       4,376       (5,957)     (71,205)      (5,957)
                                    ---------   ---------    ---------    ---------    ---------
          Total liabilities and
           shareholder's
           equity (deficit)         $  69,847   $   4,399    $ 134,090    $(143,996)   $  64,340
                                    =========   =========    =========    =========    =========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THIRTY-TWO WEEKS ENDED JANUARY 2, 1999
                                    SUCCESSOR

                                     Combined     Combined          Reclassifications
                                     Guarantor  Non-Guarantor   The        And
                                    Subsidiaries Subsidiaries Company Eliminations Consolidated
                                   ------------ ------------- ------- ------------ ------------
Net sales                            $          $  2,431    $ 36,352    $           $ 38,783
Cost of goods sold                                 2,496      29,127      31,623
                                    --------    --------    --------    --------    --------
Gross profit                                         (65)      7,225                   7,160
Selling, general and
 administrative expense                    4         270       4,337                   4,611
Other expenses                                                 2,119                   2,119
                                    --------    --------    --------    --------    --------
Operating income (loss)                   (4)       (335)        769                     430
Other income (expense), net            5,516         (45)    (14,789)                 (9,318)
                                    --------    --------    --------    --------    --------
Income (loss) before minority
  interest and income taxes            5,512        (380)    (14,020)                 (8,888)
Minority interest in loss of
     consolidated subsidiary             106                                             106
                                    --------    --------    --------    --------    --------
Income (loss) before income taxes      5,618        (380)    (14,020)                 (8,782)
Income tax expense (benefit)           1,874        (172)     (4,424)                 (2,722)
Equity in earnings (losses) of
     subsidiaries                       (190)                  3,538      (3,348)         --
                                    --------    --------    --------    --------    --------

Net income (loss)                   $  3,554    $   (208)   $ (6,058)   $ (3,348)   $ (6,060)
                                    ========    ========    ========    ========    ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE TWENTY WEEKS ENDED MAY 25, 1998
                                   PREDECESSOR

                                    Combined     Combined          Reclassifications
                                    Guarantor  Non-Guarantor   The        And
                                  Subsidiaries Subsidiaries  Company Eliminations Consolidated
                                  ------------ ------------  ------- -----------  ------------

Net sales                           $           $    354    $ 29,277    $          $ 29,631
Cost of goods sold                                   392      18,236                 18,628
                                    --------    --------    --------    --------    --------
Gross profit                                         (38)     11,041                 11,003
Selling, general and
 administrative expenses                               5       3,819                  3,824
Other expenses                                                   421                    421
                                    --------    --------    --------    --------    --------
Operating income (loss)                              (43)      6,801                  6,758
Other income (expense), net            3,417         (19)     (4,947)                (1,549)
                                    --------    --------    --------    --------    --------
Income (loss) before income taxes      3,417         (62)      1,854                  5,209
Income tax expense                     1,299          23         546                  1,868
Equity in earnings (losses) of
     subsidiaries                       (255)                  2,033      (1,778)
                                    --------    --------    --------    --------    --------

Net income (loss)                   $  1,863    $    (85)   $  3,341    $ (1,778)   $ 3,341
                                    ========    ========    ========    ========    ========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 3, 1998
                                   PREDECESSOR

                                    Combined       Combined         Reclassifications
                                   Guarantor     Non-Guarantor The        And
                                  Subsidiaries  Subsidiaries  Company Eliminations Consolidated
                                  ------------  ------------  ------- ------------ ------------
Net sales                            $           $ 1,601    $ 72,017    $   (635)   $ 72,983
Cost of goods sold                                   927      45,521                  46,448
                                    --------    --------    --------    --------    --------
Gross profit                                         674      26,496        (635)     26,535
Selling, general and
administrative expenses                    4          18       9,102        (635)      8,489
Other operating expenses                                       1,204                   1,204
                                    --------    --------    --------    --------    --------
Operating income (loss)                   (4)        656      16,190                  16,842
Other income (expense), net            7,145                 (12,505)                 (5,360)
                                    --------    --------    --------    --------    --------
Income before income taxes
     and extraordinary item            7,141         656       3,685                  11,482
Income tax expense                     2,500          74       1,441                   4,015
                                    --------    --------    --------    --------    --------
Income before extraordinary item       4,641         582       2,244                   7,467
Extraordinary (loss) on the early
     extinquishment of debt, net
     of  income taxes                                         (2,753)                 (2,753)
Equity in earnings of
     subsidiaries                         26                   5,223      (5,249)
                                    --------    --------    --------    --------    --------

Net income                           $ 4,667    $    582    $  4,714    $ (5,249)   $  4,714
                                    ========    ========    ========    ========    ========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 28, 1996
                                   PREDECESSOR


                                Combined       Combined              Reclassifications
                               Guarantor     Non-Guarantor      The        And
                              Subsidiaries  Subsidiaries      Company Eliminations Consolidated
                              ------------  ------------      ------- ------------ ------------
Net sales                     $               $    645       $ 63,839    $          $ 64,484
Cost of goods sold                                 598         43,476                 44,074
                              --------        --------       --------    -----      --------
Gross profit                                        47         20,363                 20,410
Selling, general and
 administrative expenses                            10          8,865                  8,875
Other operating expenses                                        1,454                  1,454
                              --------        --------       --------    -----      --------
Operating income                                    37         10,044                 10,081
Other income (expense), net                        453         (6,297)                (5,844)
                              --------        --------       --------    -----      --------
Income before income taxes                         490          3,747                  4,237
Income tax expense                                  52          1,586                  1,638
Equity in earnings of
     subsidiaries                   45                            438     (483)
                              --------        --------       --------    -----      --------

Net income                    $     45        $    438       $  2,599    $(483)     $  2,599
                              ========        ========       ========    =====      ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE THIRTY-TWO WEEK PERIOD ENDED JANUARY 2, 1999
                                    SUCCESSOR

                                   Combined       Combined            Reclassifications
                                  Guarantor     Non-Guarantor    The        And
                                 Subsidiaries  Subsidiaries    Company Eliminations Consolidated
                                 ------------  ------------    ------- ------------ ------------

Net cash provided by (used in)
     operating activities          $   4,956    $     (70)   $  (3,267)   $--     $   1,619
                                   --------------------------------------------------------
Investing activities:
     Purchase of businesses           (1,821)                 (112,956)            (114,777)
     Purchase of property plant
      and equipment                                   (52)      (1,058)              (1,110)
                                   --------------------------------------------------------
Net cash used in investing
  activities                          (1,821)         (52)    (114,014)    --      (115,887)
Financing activities:
     Payments of debt                                          (52,892)             (52,892)
     Proceeds of debt                                 544      133,550              134,094
     Intercompany transactions,
      net                             (3,134)         311        2,823                   --
     Capital contribution                                       37,561               37,561
     Investment of minority                                         64                   64
       interest
     Other                                                      (4,928)              (4,928)
                                   --------------------------------------------------------
Net cash provided by (used in)
     financing activities             (3,134)         855      116,178     --       113,899
                                   --------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                      1          733       (1,103)    --          (369)
Cash and cash equivalents at
     beginning of period                  11           26        1,514     --         1,551
                                   --------------------------------------------------------
Cash and cash equivalents at end
     of period                     $      12    $     759    $     411    $--     $   1,182
                                   ========================================================



                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE TWENTY WEEK PERIOD ENDED MAY 25, 1998
                                   PREDECESSOR

                                Combined       Combined              Reclassifications
                               Guarantor     Non-Guarantor     The        And
                              Subsidiaries  Subsidiaries     Company Eliminations Consolidated
                              ------------  ------------     ------- ------------ ------------
Net cash provided by operating
     activities                    $ 1,158    $   220       $   832       $    --    $ 2,210
                                   ---------------------------------------------------------
Investing activities:
     Purchase of property plant
     and equipment                                (20)        (948)                     (968)
     Proceeds from sale of
      property,  plant
      and equipment                                            238                       238
                                   ---------------------------------------------------------
Net cash used in investing
 activities                                       (20)        (710)           --        (730)
Financing activities:
     Revolver borrowings, net                                 1,317                    1,317
     Payments of debt                                        (1,625)                  (1,625)
     Intercompany transactions, net (1,163)      (270)        1,433
                                   ---------------------------------------------------------
Net cash provided by (used in)
     financing activities           (1,163)      (270)        1,125            --       (308)
                                   ---------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                   (5)       (70)        1,247            --      1,172
Cash and cash equivalents at
     beginning of period                16         96           267            --        379
                                   ---------------------------------------------------------
Cash and cash equivalents at end
     of period                     $    11    $    26       $ 1,514       $    --    $ 1,551
                                   =========================================================


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 3, 1998
                                  (PREDECESSOR)

                                    Combined       Combined          Reclassifications
                                    Guarantor    Non-Guarantor   The        And
                                  Subsidiaries  Subsidiaries   Company   Eliminations Consolidated
                                  ------------  ------------   -------  ------------- ------------
Net cash provided by operating
     activities                    $   4,431    $     439    $   5,090    $      --    $   9,960
Investing activities:
     Purchase of property plant and
          equipment, net                               (7)      (2,522)                   (2,529)
     Advances to subsidiaries        (69,443)                                69,443
                                   ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
     Investing activities            (69,443)          (7)      (2,522)      69,443       (2,529)
Financing activities:
     Prepayment of debt,
      including penalty                                        (55,690)                  (55,690)
     Proceeds from debt                                        135,943      (69,443)      66,500
     Payments of debt                                          (13,700)                  (13,700)
     Dividends paid                                             (7,929)                   (7,929)
     Intercompany transactions, net    2,498         (441)      (2,057)
     Capital contributions            62,530                   (62,530)
     Other                                                        (878)                     (878)
                                   ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
     financing activities             65,028         (441)      (6,841)     (69,443)     (11,697)
                                   ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash
 and cash equivalents                     16           (9)      (4,273)          --       (4,266)
Cash and cash equivalents at
     beginning of period                              105        4,540                     4,645
                                   ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end
     of period                     $      16    $      96    $     267    $      --    $     379
                                   =========    =========    =========    =========    =========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 28, 1996
                                  (PREDECESSOR)


                                    Combined       Combined          Reclassifications
                                    Guarantor    Non-Guarantor   The        And
                                  Subsidiaries  Subsidiaries   Company   Eliminations Consolidated
                                  ------------  ------------   -------  ------------- ------------

Net cash provided by operating
     activities                       $     28    $    414      $ 10,794      $      $ 11,236
Net cash used in investing
 activities                                             (4)       (2,763)              (2,767)
Financing activities:
     Payments of debt                                             (2,700)             (2,700)
     Short-term borrowings                                        (2,000)             (2,000)
     Intercompany transactions, net         30        (377)          347                   --

     Capital accounts                      (58)         10            48                   --
                                      -------------------------------------------------------
Net cash used in financing
     activities                            (28)       (367)       (4,305)              (4,700)
                                      -------------------------------------------------------
Net increase in cash and
     cash equivalents                                   43         3,726                3,769
Cash and cash equivalents at
     beginning of period                                62           814                  876
                                      -------------------------------------------------------
Cash and cash equivalents at end
     of period                        $      -    $    105      $  4,540      $      $  4,645
                                      =======================================================


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

On May 26, 1998, the Company changed its certified public accountants from Ernst & Young, LLP, to Deloitte & Touche LLP. The report of Ernst & Young LLP dated January 28, 1998, except for Note 16, as to which the date is May 26, 1998, and
Note 15, as to which the date is March 26, 1999, on the Company's financial statements as of and for each of the two fiscal years in the period ended January 3, 1998 did not contain an adverse opinion or disclaimer opinion; further the Company had no disagreements with Ernst & Young LLP during that period. The change in accountants was recommended by the Board of Directors of the Company.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age as of January 2, 1999, and position with the Company of each person who serves as a director or executive officer of the Company.

------------------------ ------ ------------------------------------------------
        Name              Age                   Position
------------------------ ------ ------------------------------------------------
Benjamin G. Team         57     President, Chief Executive Officer and Director
Robert W. Dillon         51     Executive Vice President and Director
Jerry B. Miller          52     Vice President - Finance and Secretary
J. Brant Conner          53     General Sales Manager
Thomas A. Korbutt        55     Vice President - Frame Division
John D. Wright           54     Manager - Heddle Division
C. Randy Boggs           38     Manager -  Reed Division
Edward J. Treglia        37     Manager - Rolled Products Division
Nathan J. Belden         28     Director
Robert J. Klein          34     Director
Kim A. Marvin            35     Director
Robert L. Purdum         62     Non-Executive Chairman and Director
Theodore C. Rogers       63     Director
------------------------ ------ ------------------------------------------------


BENJAMIN G. TEAM - PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR
Mr. Team joined Steel Heddle after seven years with Textile Loom Reed Company which was acquired by Steel Heddle in 1969. He began with Steel Heddle as Manager of the Greensboro Reed Plant in 1969 and was later named Manager of the Company's Reed Division in 1975. Mr. Team was elected Vice President in 1978 and was named head of all textile products manufacturing in 1986. Mr. Team was appointed President in 1992.

ROBERT W. DILLON - EXECUTIVE VICE PRESIDENT AND DIRECTOR
Mr. Dillon joined Steel Heddle in 1969 after receiving a B.S. degree from Philadelphia College of Textile and Science. Mr. Dillon has held positions of increasing responsibility in the sales, administrative, and manufacturing areas of the Company. He was promoted to Vice President - Heddle Division in 1988 and Executive Vice President in 1992.

JERRY B. MILLER - VICE PRESIDENT - FINANCE AND SECRETARY
Mr. Miller joined Steel Heddle in 1988 in his present position. He had previously worked as an audit supervisor for Ernst & Whinney from 1975-l984, as a controller for Carolina Tool & Equipment Company and as Vice President and Controller of Ballenger Group, Inc. Mr. Miller holds a B.A. degree from Clemson University, a Master's degree from the University of Georgia and is a Certified Public Accountant.

J. BRANT CONNER - GENERAL SALES MANAGER
Mr. Conner joined Steel Heddle in 1972 as a Sales Representative. He was promoted to District Sales Manager for the Southwest Region in 1978. Mr. Conner also served as plant manager for the Meriwether Reed Plant and was promoted to his present position in 1994. Mr.Conner received his B.S. and Masters degrees in Textiles from Georgia Tech and served in the U. S. Army for two years, obtaining the rank of First Lieutenant.

THOMAS A. KORBUTT - VICE PRESIDENT - FRAME DIVISION
Mr. Korbutt joined Steel Heddle in 1973 as a project engineer after working in various engineering and manufacturing positions in the automotive and shipbuilding industries. He was appointed Engineering Manager in 1975. In 1984, he was promoted to his present position. Mr. Korbutt received a degree in Tool Engineering Design from Henry Ford Community College.

JOHN D. WRIGHT - MANAGER-HEDDLE DIVISION
Mr. Wright joined Steel Heddle in early 1997 after overseeing engineering and manufacturing at Freudenberg North America. Before Freudenberg, Mr. Wright worked for twelve years at Johnson & Johnson in several engineering and manufacturing positions. Mr. Wright holds a degree in Mechanical Engineering from Texas Tech University and served as an engineering officer in the U.S. Navy.

C. RANDY BOGGS - MANAGER - REED DIVISION
Mr. Boggs joined Steel Heddle in 1994 after leaving Palmetto Loom Reed, Inc. where he was Plant Manager. Previously, he was Weaving Superintendent with the Bibb Company's White Horse Plant. He was also employed with J. P. Stevens where he held various management positions in the Greige Fabrics Division. He has a B.A. in Business Administration from Southern Wesleyan College.

EDWARD J. TREGLIA - MANAGER ROLLED PRODUCTS DIVISION
Mr. Treglia joined Steel Heddle in 1987 as an Industrial Engineer and in 1989 was transferred to the Rolled Products Division. In September 1996, he was named Plant Manager. Before joining Steel Heddle, he worked with Southeastern Kusan and Sheller-Globe. Mr. Treglia graduated from the University of Cincinnati with a B.S. in Industrial Engineering. While working on his degree, he was a co-op Industrial Engineer with IBM and Wierton Steel.

NATHAN L. BELDEN - DIRECTOR
Mr. Belden joined AIP in 1995 from the Mergers & Acquisition Department of Kidder, Peabody & Co., Inc. where he was employed since 1993.

ROBERT J. KLEIN - DIRECTOR
Mr. Klein is a Managing Director of AIP. He has been an employee of AIP since 1992. From 1991 to 1992, he was an associate at The First Boston Corporation and prior thereto was an associate with Rosecliff, Inc., an affiliate of Acadia Partners, L.P. Mr. Klein is a director of Easco Corporation and RBX Corporation.

KIM A. MARVIN - DIRECTOR
Mr. Marvin is a Managing Director of AIP. He joined the San Francisco office of AIP in 1997 from the Mergers & Acquisitions Department of Goldman, Sachs & Co. where he was employed since 1994. Mr. Marvin is a director of Bucyrus International, Inc. and Great Lakes Carbon Corp.

ROBERT L. PURDUM - NON-EXECUTIVE CHAIRMAN AND DIRECTOR
Mr. Purdum is a Director and Managing Director of American Industrial Partners Corporation. Mr. Purdum became the Non-Executive Chairman of the Company's Board following the Acquisition. Mr. Purdum retired as Chairman of Armco Inc. in 1994. From November 1990 to 1993, Mr. Purdum was Chairman and Chief Executive Officer of Armco. Mr. Purdum has been a director of AIP Management Co. since joining AIP in 1994. Mr. Purdum is also a director of Bucyrus International, Inc., Holophane Corporation, Berlitz International, Inc. and Kettering University.

THEODORE C. ROGERS - DIRECTOR
Mr. Rogers is a Director, the Chairman of the Board and the Secretary of American Industrial Partners Corporation. He co-founded AIP and has been a director and officer of the firm since 1989. He is currently a director of Bucyrus International Inc., Easco Corporation, Great Lakes Carbon Corp , Sweetheart Holdings, Inc., RBX Corporation, Stanadyne Automotive Corp., and Derby International.

Directors are not expected to receive compensation for their services as directors, except for the Non-Executive Chairman of the Board who receives $150,000 per year.

ITEM 11.  EXECUTIVE COMPENSATION

                                                                 Long-Term
                                                                Compensation
                                                                  Awards
                                                                Securities    All Other
                                     Annual Compensation        Underlying   Compensation
                               --------------------------------
Name and Principal              Year     Salary      Bonus (a)    Options        (b)
Position
---------------------------    -------- ---------- ------------ ------------ -------------
                                         (in 000s)  (in 000s)   (# of shares) (in 000s)

Benjamin G. Team                1998        $ 294      $ 1,275       10,008           $51
   Chief Executive Officer      1997          245          344        6,344            35
     And President

Robert W. Dillon                1998          219        1,275        7,768            40
   Executive Vice President     1997          182          249        4,924            28

Jerry B. Miller                 1998          187        1,275        6,727            37
   Vice President Finance       1997          155          223        4,264            28

Thomas A. Korbutt               1998          125            -        3,476            24
   Vice President Frame         1997          121          125        2,204            22
     Division

J. Brant Conner                 1998          135            -        1,160            21
   General Sales Manager        1997          103           95            -            16


(a) Bonuses are reported in the year earned even if paid in a subsequent year. 1998 includes amounts paid in connection with the May 1998 Acquisition

(b) Other annual compensation includes the Company's contribution to the Employee Thrift and Savings Plan and the cash Balance Plan

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                  Potential Realizable
                                                                    Value at Assumed
                                                               Annual Rates of Stock Price
                                                                       Appreciation
                                 Individual Grants                   For Option Term
                      ---------------------------------------- ---------------------------
                                     Percent of
                      Number of    Total Options  Exercise
                      Securities     Granted      or Base
                      Underlying   To Employees   Price
                      Options       In Fiscal      Per    Expiration    0%        5%        10%
                       Granted        Year        Share      Date     in 000's  in 000's  in 000's
                     -----------   ------------  --------  --------- --------- -------- --------
Benjamin G. Team   (1)     3,674       27.9        $100    05-26-08              $ 231     $589
                   (2)     6,334       35.8          15    05-26-08     $ 538      937    1,548

Robert W. Dillon   (1)     2,852       21.7         100    05-26-08                179      727
                   (2)     4,916       27.8          15    05-26-08       418      455    1,201

Jerry B. Miller    (1)     2,470       18.8         100    05-26-08                155      630
                   (2)     4,257       24.0          15    05-26-08       362      394    1,040

Thomas A. Korbutt  (1)     1,276        9.6         100    05-26-08                 80      325
                   (2)     2,200       12.4          15    05-26-08       100      203      538

J. Brant Conner    (1)     1,160        8.8         100    05-26-08        99       78      185


                                                           Number of
                                                          Securities
                                                          Underlying
                                                          Unexercised         Value of
                                                            Options        Unexercised
                                                         At Fiscal Year   in-the-money
                                                              End           Options At
                                                              (#)        Fiscal Year End
                                                         Exercisable /    Exercisable /
Name                                                     Unexercisable    Unexercisable
-------------------                                     ---------------- -----------------
                                                                             in 000's

Benjamin G. Team                                          6,334/3,674         538/0
Robert W. Dillon                                          7,768/2,852         660/0
Jerry B. Miller                                           6,727/2,470         572/0
Thomas A. Korbutt                                         3,476/1,276         295/0
J. Brant Conner                                               0/1,160           0/0

(1) Management Stock Option Plan
(2) Rollover Options were held by certain employees of the Predecessor Company, which were converted at the consummation of the Acquisition into options to purchase common stock of SH Group.

PENSION PLANS

The Company maintains a cash balance pension plan that provides a monthly annuity payable at age 65. The amount of such an annuity is the actuarial equivalent of the value of an individual account balance which is comprised of the following: (i) a participant's accrued benefit under the plan determined as of December 31, 1994; (ii) a percentage (from 2.25% to 7.00%) of the participant's annual earnings plus a percentage (from 3.0% to 5.0%) of the participant's annual earnings in excess of 50% of the Social Security wage base for the calendar year, with such percentages determined based on the participant's age at the beginning of each year; and (iii) interest credits based on an index weighted to reflect 60% of the return of the Lehman Brothers Governmental/Corporate Bond Index and 40% of the return of the S&P 500 stock index, determined as of December 31 of the calendar year in which the interest is credited. The estimated annual benefit payable at age 65 for each of the named executive officers is shown below. For purposes of determining such benefit, no increases in salary or Social Security wage base were assumed, and a 5% interest rate was used for determining interest credits and for converting the individual account balance to an annuity at age 65:

                                                                       Projected Annual
                                                   Projected          Annuity Payable at
                                                  Individual                Normal
Name                                           Account Balance          Retirement Age
                                               ----------------      ---------------------
                                                   in 000s                 in 000s
Benjamin G. Team                                     $ 508                    $ 44
Robert W. Dillon                                       611                      53
Jerry B. Miller                                        453                      39
Thomas A. Korbutt                                      362                      31
J. Brant Conner                                        418                      36

EMPLOYMENT AGREEMENTS

Messrs. Team, Miller and Dillon each are party to a severance agreement under which each will receive severance pay if his employment is terminated by the Company (other than for cause) for the number of months between that date of termination and December 31, 2000 if termination occurs on or before December 31, 1999 or for twelve months if termination occurs on or after January 1, 2000. Messrs. Team, Miller and Dillon each are a party to a Sale Bonus Agreement dated April 21, 1998, pursuant to which each received approximately $1.3 million upon consummation of the Acquisition.

Messrs. Connor and Korbutt each are party to a severance agreement under which each will receive severance pay if his employment is terminated by the Company (other than for cause) for the number of months between that date of termination and December 31, 1999 if termination occurs on or before December 31, 1998 or for twelve months if termination occurs on or after January 1, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

As of January 2, 1999, SH Group was the only holder of record of shares of the Company's common stock. As of January 2, 1999 there were 13 holders of record of shares of common stock of SH Group. The following table sets forth certain information regarding beneficial ownership of common stock of SH Group as of January 2, 1999, assuming the exercise of stock options exercisable within 60 days of such date, by (i) each person who is known by SH Group to be the beneficial owner of more than 5% of the common stock of SH Group, (ii) each of SH Group's directors and the named executive officers in the Summary Compensation Table and (iii) all directors and officers as a group. To the knowledge of SH Group, each stockholder has sole voting and investment power as to the shares of common stock of SH Group shown unless otherwise noted. Except as indicated below, the business address for each such person is c/o Steel Heddle Mfg., Co., 1801 Rutherford Road, Greenville, South Carolina 29607.

Name                                                      Number (1)          Percentage
                                                                                 (2)
---------------------------------------------------       ------------       -------------
American Industrial Partners Capital Fund II, L.P. (3)        226,299                96.3
Nathan L. Belden (3)                                              200                   *
Kim A. Marvin (3)                                                   0                 0.0
Robert J. Klein (4)                                               250                   *
Robert L. Purdum (4)                                            1,000                   *
Theodore C. Rogers (5)                                        226,299                96.3
W. Richard Bingham (5)                                        226,299                96.3
Benjamin G. Team                                                6,334   (6)             *
Robert W. Dillon                                                4,916   (6)             *
Jerry B. Miller                                                 4,257   (6)             *
Thomas A. Korbutt                                               2,200   (6)             *
J. Brant Conner                                                     0                 0.0
All directors and executive officers as a group                19,157   (7)           7.6
(9 persons)

                                       58

  * Represents less than 1%
(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. In computing the number of shares of common stock of SH Group beneficially owned by a person and the percentage of beneficial ownership of that person, shares of common stock of SH Group subject to options held by that person that are currently exercisable or exercisable within 60 days are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person. The persons named in this table have sole voting and investment power with respect to all other shares of common stock of SH Group shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.
(2) Based upon 234,949 shares of common stock of SH Group outstanding as of January 2, 1999.
(3) The business address of such entity or person is One Maritime Plaza, Suite 2525, San Francisco, California 94111.
(4) The business address of such person is 551 Fifth Avenue, Suit 3800, New York, New York 10176.
(5) Messrs. Rogers and Bingham share investment and voting power with respect to the securities owned by American Industrial Partners capital Fund II, L.P. but each disclaims beneficial ownership of any shares of common stock of SH Group. The business address of Mr. Rogers is 551 Fifth Avenue, Suite 3800, New York, New York 10176. The business address of Mr. Bingham is One Maritime Plaza, Suite 2525, San Francisco, California 94111.
(6) Represents shares of common stock of SH Group which are issuable upon exercise of options within 60 days of the date hereof.
(7) Includes an aggregate of 17,707 shares of common stock of SH Group held by directors and executive officers which are issuable upon exercise of options exercisable within 60 days of the date herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AIP has provided, and expects to provide, substantial ongoing financial and management services to the Company utilizing the extensive operating and financial experience of AIP principals. AIP will receive an annual fee of $895,000 for providing general management, financial and other corporate advisory services to the Company and will be reimbursed out-of-pocket expenses. The fees are paid to AIP pursuant to a management services agreement among AIP and the Company and are subordinated in right of payment to the Notes. During the thirty-two weeks ended January 2, 1999, AIP was paid approximately $534,000 in such fees and reimbursements.

At the close of the Acquisition, AIP was paid a fee of $2.0 million and reimbursed out-of-pocket expenses of $250,000 in connection with the negotiation of the Acquisition and for providing certain investment banking services to the Company including the arrangement and negotiation of the terms of the New Credit Agreement, the arrangement and negotiation of the terms of the Notes and for other financial advisory and management consulting services. In addition, at the close of the acquisition of Millentex N.V., AIP was paid a fee of $100,000 and reimbursed out-of-pocket expenses in connection with the negotiation of that acquisition.

BCC, an affiliate of Butler Capital Corporation, provided consulting services to the Company pursuant to a Consulting Services Agreement dated as of January 1, 1996 and received remuneration of approximately $132,000 in the twenty-weeks ended May 26, 1998.

On November 15, 1998, Millentex N.V. terminated the old leases and entered into new leases for land and buildings used by Millentex N.V. in production. The new leases have annual payments of approximately $210,000 increased annually by the consumer price index on the anniversary date and expire on October 22, 2007. The leased land and buildings are owned by an entity which is wholly owned by the entity that holds the remaining 51% investment in Millentex N.V.

In connection with the Acquisition, certain officers of the Company purchased shares of the Company's common stock which are secured by notes from the officers. The notes bear interest at 6% per year, require annual payments beginning in 1999 and mature on May 26, 2003. The notes have been presented as a separate component of shareholder's equity (deficit).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)     (1)    The following financial statements are included in Item 8.
               (i)    Independent Auditors' Report
               (ii)   Independent Auditors' Report
               (iii)  Consolidated Balance Sheets as of January 2, 1999
                      (Successor) and January 3, 1998 (Predecessor)
               (iv)   Consolidated Statements of Operations and Comprehensive
                      Income (Loss) for the period from May 26, 1998 to January 2, 1999 (Successor), the period January 4, 1998 to May 25, 1998 (Predecessor), the fiscal year ended January 3, 1998 (Predecessor) and the fiscal year ended December 28, 1998 (Predecessor).
               (v)    Consolidated Statements of Shareholders' Equity (Deficit)
                      for the period from May 26, 1998 to January 2, 1999 (Successor), the period January 4, 1998 to May 25, 1998 (Predecessor), the fiscal year ended January 3, 1998 (Predecessor) and the fiscal year ended December 28, 1998 (Predecessor).
               (vi)   Consolidated Statements of Cash Flows for the period from
                      May 26, 1998 to January 2, 1999 (Successor), the period January 4, 1998 to May 25, 1998 (Predecessor), the fiscal year ended January 3, 1998 (Predecessor) and the fiscal year ended December 28, 1998 (Predecessor).
               (vii)  Notes to consolidated Financial Statements.

        (2) All schedules are omitted because they are not required, are not applicable or the financial information is included in the financial statements or the notes thereto.

        (3) The exhibits required by item 601 of regulation S-K are listed in the accompanying Index to Exhibits.

(b) No reports on Form 8-K were filed during the quarter ended January 2, 1999.

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------
  3.1    Articles of Incorporation of the Company.*
  3.2    By-laws of the Company.*
  3.3    Articles of Incorporation of Steel Heddle International, Inc.*
  3.4    By-Laws of Steel Heddle International, Inc.*
  3.5    Certificate of Incorporation of Heddle Capital Corp.*
  3.6    By-Laws of Heddle Capital Corp.*
  4.1    Indenture, dated as of May 26, 1998, among the Company, the Guarantors and United States Trust Company of New York, as trustee.*
  4.2    Purchase Agreement, dated as of May 21, 1998, among the Company, the
         Guarantors, Donaldson, Lufkin & Jenrette Securities Corporation and
         NationsBanc Montgomery Securities LLC.*
  4.3    Registration Rights Agreement, dated as of May 26, 1998, by and among the Company, the Guarantors, Donaldson, Lufkin & Jenrette Securities
         Corporation and NationsBanc Montgomery Securities LLC.*
  10.1   Credit Agreement, dated as of May 26, 1998, among the Company, the other credit parties from time to time parties thereto, the lenders identified therein, NationsBank, N.A., as administrative agent and documentation agent (the"Agent") and DLJ Capital Funding, Inc., as syndication agent. *
  10.2   Security Agreement, dated as of May 26, 1998, made by the Company and each of the Guarantors in favor of the Agent.*
  10.3   Pledge Agreement, dated as of May 26, 1998, among the Company, Steel
         Heddle Group, Inc., the Guarantors and the Agent.*
  10.4   Stock Purchase Agreement dated as of May 1, 1998, by and among SH
         Holdings Corp., Butler Capital Corporation , Steel Heddle Group, Inc.
         and the shareholders of SH Holdings Corp.*
  10.5   Management Services Agreement, dated as of May 26, 1998, by and among the Company, the Guarantors, SH Group, Steel Heddle International Ltd.,
         Steel Heddle (Canada) LTEE/LTD and American Industrial Partners
         Corporation.*
  10.6   Sale Bonus Agreement, dated April 21, 1998, among each of Messrs.
         Dillon, Team and Miller and the Company and SH Holdings Corp.*
  10.7   Bonus Agreement, dated as of January 5, 1998, among SH Holdings Corp., the Company and employees of the Company signatories thereto.*
  12.1   Computation of earnings to fixed charges.**
  16.1   Letter re: Change in Certifying Accountant.*
  21.1   Subsidiaries of the Company.**
  27.1   Financial Data Schedule.**

 * Previously filed with the Company's Registration Statement on Form S-4 (file No. 333-61043).
**   Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STEEL HEDDLE MFG. CO.

Date: April 1, 1999       By:  /s/ Jerry B. Miller
                               ----------------------------------------
                               Jerry B. Miller
                               Vice President Finance and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Signature              Title                                    Date

/s/ Benjamin G. Team            President, Chief Executive Officer and    April 1 , 1999
-----------------------------   Director (principal executive
Benjamin G. Team                officer)



/s/ Jerry B. Miller             Vice President Finance and Secretary      April 1 , 1999
-----------------------------   (principal financial and accounting
Jerry B. Miller                 officer)



/s/ Robert W. Dillon            Executive Vice President and              April 1 , 1999
-----------------------------   Director
Robert W. Dillon



/s/ Nathan L. Belden            Director                                  April 1 , 1999
-----------------------------
Nathan L. Belden


/s/ Robert J. Klein             Director                                  April 1 , 1999
-----------------------------
Robert J. Klein


/s/ Theodore C. Rogers          Director                                  April 1 , 1999
-----------------------------
Theodore C. Rogers


/s/ Kenneth J. Diekroeger       Director                                  April 1 , 1999
-----------------------------
Kenneth J. Diekroeger


/s/ Robert L. Purdum            Chairman of the Board and Director        April 1 , 1999
-----------------------------
Robert L. Purdum